Form 10-K
REITPlus, Inc.
filed 2008-03-18
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to

Commission file number: 333-143415

REITPlus, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-8857707 (I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000 Houston, Texas (Address of principal executive offices)	77046 (Zip Code)

Registrant’s telephone number, including area code:
(713) 850-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 17, 2008, there were 100 shares of common stock of REITPlus, Inc. outstanding.

REITPlus, Inc.
(A Maryland Corporation)

PART I

PART II

PART III

PART IV

Item	Name	Page Number

Item 15	Exhibits and Financial Statement Schedules	27

PART I

Item 1.                                Business.

OUR COMPANY

We were formed as a Maryland corporation in April 2007 to invest in a portfolio of retail and mixed-use properties, including a combination of stabilized, income-producing properties and value-added opportunities. Our investments in stabilized, income-producing properties will focus on investments that we believe have the potential based on demographic and market trends and forecasts to become premier retail properties in high-traffic, highly populated, affluent metropolitan areas, and we refer to these properties as “Tomorrow’s Irreplaceable Corners.” Value-added opportunities are properties we believe possess a strong potential for significant enhancement in value and cash flow through development and redevelopment, product repositioning, capital expenditures or improved property management. Our targeted investments include high-quality, multi-tenant shopping centers and mixed-use properties throughout the United States. We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the taxable year in which we satisfy the minimum offering requirements, which is currently expected to be the year ending December 31, 2008.

We were initially capitalized on May 16, 2007, but have not yet commenced our principal operations.  Accordingly, as of December 31, 2007, we have neither acquired nor contracted to acquire any investments.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock to the public aggregating at least $2,000,000, or the minimum offering, and a maximum of 50,000,000 shares of our common stock for $10.00 per share to the public and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $550,000,000, or the maximum offering. Shares purchased by our executive officers and directors, our dealer manager and REITPlus Advisor, Inc., a wholly owned subsidiary of AmREIT, which we refer to as our Advisor ,or its affiliates will not count toward the minimum offering requirements.  As of March 17, 2008, we have not received and accepted subscriptions in our Offering other than the initial investment of our sponsor.

AmREIT is the sponsor of our offering, which we refer to as our Sponsor, and is an American Stock Exchange listed company that has sponsored and advised 17 partnerships formed for the purpose of investing in retail properties during its 23 year history. AmREIT and two AmREIT sponsored programs are actively seeking investment opportunities substantially similar to those we will seek to acquire. In addition, other AmREIT sponsored programs may in the future sell properties and reinvest the net proceeds in properties similar to those we will seek to acquire.

We anticipate that we will conduct substantially all of our operations through REITPlus Operating Partnership, L.P., or our Operating Partnership. We are externally managed by our Advisor pursuant to an advisory agreement, or the Advisory Agreement, between our Advisor, AmREIT, our Operating Partnership and us. The Advisory Agreement has a one year term that expires on October 30, 2008 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf.

Our office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046, and our main telephone number is (713) 850-1400. Our Sponsor maintains a website where our stockholders may find additional information about us, which can be found at www.amreit.com. The contents of that website are not incorporated by reference in, and are not otherwise a part of, this annual report.

~1~

Our Structure

The following is a summary of our organizational structure as of December 31, 2007:

We make our periodic and current reports available on AmREIT’s website at www.amreit.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any stockholder upon request.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

General

Our primary investment objectives are:

•	to provide current income to our stockholders in the form of monthly cash distributions;
•	to preserve and protect our stockholders’ capital contributions; and
•	to realize growth in the value of our assets upon the ultimate sale of our properties.

We cannot assure our stockholders that we will attain our investment objectives or that the value of our assets will not decrease. Neither we nor our Advisor has presently acquired or contracted to acquire any property. Further, our board of directors may change our investment objectives if it determines it is advisable and in the best interests of our stockholders.

Decisions relating to the purchase or sale of investments will be made by our Advisor, subject to oversight and approval by our board of directors. See “Item 10. Directors, Executive Officers and Corporate Governance” for a description of the background and experience of our directors and officers as well as the officers of our Advisor.

Investment Strategy

The focus of our investment strategy is to acquire a portfolio of retail and mixed-use properties, including a combination of stabilized, income-producing properties and value-added opportunities. We believe that a diversified investment portfolio comprised of both stabilized, income-producing properties and value-added opportunities offers investors the potential for a higher investment return for a given level of risk relative to a more concentrated investment portfolio. We will seek to maximize our income and capital growth during our operating period by (1) selling a portion of the properties in our portfolio when appropriate and reinvesting the net sales proceeds into additional properties and (2) owning and managing the remainder of our portfolio as income-producing assets during our entire operating period.

The properties we will retain in our portfolio as long-term investments will generally have strong operating histories and a steady stream of current income from existing leases. The remainder of our portfolio will be comprised of value-added properties. Value-added opportunities arise in circumstances where a property may be undervalued or where product re-positioning, capital expenditures, development, redevelopment or improved property management may increase cash flows. Development and redevelopment projects allow us to deploy capital in real estate properties that we build or improve. We anticipate that we will sell properties we have acquired as value-added projects on an opportunistic basis after completion of substantial value creation and then redeploy the net proceeds in other investments that are complimentary to our overall portfolio. We expect that the total investment return from our value-added projects will have a relatively larger component derived from capital appreciation than from current income, whereas the total investment return from the core, stabilized assets in our portfolio will represent a relatively larger current income component.

Our primary investment strategy will be to seek to acquire properties which we refer to as “Tomorrow’s Irreplaceable Corners.” These types of properties generally possess the following attributes:

•	located in markets with increasing urban densities;
•	located at the intersections of major roads that we anticipate will become high-traffic areas;
•	located in markets with increasing household incomes which we expect will become affluent areas; and
•	projected optimal investment horizon of five to seven years, providing for the potential for near-term value creation.

We believe that if we (1) invest in properties that are located in areas that do not meet all of these factors at the time of our investment, but where market research demonstrates the opportunity to meet all or substantially all of these factors in the near term, and (2) apply development, redevelopment, repositioning and/or active property management techniques to the acquisition, we will have a greater potential for value creation and appreciation in the investments we make upon our ultimate disposition of our properties than if we were to acquire properties that are already fully leased, stabilized and recently developed or redeveloped in markets which had already been recognized as having superior density and demographics. Our Advisor will use the criteria we associate with Tomorrow’s Irreplaceable Corners to measure the quality and value of investment opportunities relative to others in evaluating each proposed real estate investment. We believe that the sound real estate fundamentals associated with Tomorrow’s Irreplaceable Corners investments will allow us (1) to meet our current income objectives by enhancing the tenant mix and rental income from our properties and (2) to meet our capital appreciation objectives by enhancing the likelihood of growth in the value of our properties over time.

Our Advisor will have primary responsibility for implementing our investment strategy and will actively monitor and manage our portfolio. Pursuant to the Advisory Agreement, AmREIT has agreed that, in the event that an investment opportunity becomes available which is suitable for us and one or more other public or private entities affiliated with our Advisor or its affiliates, for which both entities has sufficient uninvested funds, then AmREIT will provide us with the first opportunity to invest in any property that it deems, in good faith and consistent with the attributes described above, to be a Tomorrow’s Irreplaceable Corner.

We intend to aggressively manage each property we acquire in order to maximize the return on our investment. For our retail and mixed-use properties, we will regularly evaluate the property’s overall tenant mix to ensure that we have the tenants most appropriate for the property. Where appropriate, we may terminate leases in order to promote tenant diversification and enhance overall tenant credit quality. We will also invest in improved landscaping and signage, where needed. When a property has one or more vacancies, we will seek to attract tenants which we expect to increase traffic to the property, thereby allowing us to increase rents of other tenants.

Neither we nor our Advisor have presently acquired or contracted to acquire any real property. We will supplement our prospectus during the offering period in connection with the acquisition of properties.

If less than 90% of the proceeds of our Offering allocable to investments in real property have not been invested or committed for investment in real property within 24 months from the termination of our Offering, we will return to our stockholders an amount equal to 90% of the offering proceeds allocable to investments in real property less the amount of proceeds that have been invested or committed for investment.

~2~

Acquisition Strategies

Stabilized Properties

We intend to invest the majority of our assets in existing properties leased to high quality tenants, which we sometimes refer to as “core” properties. These investments are anticipated to consist primarily of stabilized, income-producing properties which are multi-tenant shopping centers, mixed-use properties and, on a selective basis, free standing single-tenant retail properties. These properties will generally be fully constructed and have significant operating histories. We will seek to purchase shopping centers that are primarily grocery-anchored, strip center, mixed-use or lifestyle properties whose tenants consist of national, regional and local retailers. We anticipate that our grocery-anchored shopping centers will be anchored by an established grocery store operator in the region. Our other shopping centers typically will be leased to well-established national and regional tenants as well as a mix of local and value retailers. Lifestyle centers are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We may also invest in shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers. Mixed-use properties incorporate density into retail with components of other property types such as office, residential and hotels. We will seek existing properties where the majority of the leases are either leased or guaranteed by the lessor’s parent company, not just the operator of the individual location, and in areas of substantial retail shopping traffic. We will seek to acquire properties that generally attract tenants that provide basic staples and convenience items to local customers. We believe retailers who offer these items are less sensitive to business cycle fluctuations than higher priced retail stores.

Value-Added Opportunities

We intend to invest the portion of our portfolio that we do not invest in core properties in value-added opportunities, either directly or indirectly through joint ventures. We will seek opportunities for investment in value-added opportunities in order to apply our Advisor’s expertise in development and redevelopment, property management, leasing and repositioning to increase the income and value of assets we identify as undervalued in the marketplace in relation to other real estate fundamentals such as location and surrounding market demographics. Value-added opportunities arise in retail centers that are lacking amenities, parking facilities or common area aesthetics which provide attractive environments for retail tenants and their customers. Other cases may include distressed assets with serious deferred maintenance or poorly structured financing where we believe that applying value-oriented solutions to the asset can subsequently create substantial appreciation. Our value-added investment properties will frequently involve a development or redevelopment component.

We may invest a portion of the proceeds available for investment in unimproved land upon which improvements are to be constructed or completed. However, we may not invest more than 10.0% of the aggregate cost of our real estate portfolio in unimproved land or real properties which are not expected to produce income within two years of their acquisition. We will seek to invest in development and redevelopment projects in locations where our Advisor believes the potential for enhanced value creation in the retail marketplace is strong, and the potential exists for our Advisor’s experience in development and construction management to add value to the overall investment. We expect to enter into joint ventures with entities which have secured or closed on property locations and which have construction financing in place but require additional equity financing and our Advisor’s construction management expertise. We will work closely with local development partners in these transactions throughout the development process.

We will seek to develop properties in locations that provide limited competition, quality location and strong market fundamentals. We anticipate that a substantial portion of our development projects will be mixed-use developments, which may include retail, hospitality, office and residential components. Our Advisor will analyze the market surrounding each mixed-use development to determine the optimal mix of components. We will commence the leasing process for all new development projects before construction. When we develop or redevelop a property, we will pay our Advisor or its affiliate a development fee that is usual and customary for comparable services rendered to similar projects in the geographic market of the project and that is approved by our independent directors.

We will also invest in development projects through joint venture arrangements with established commercial developers located near the development property and with whom management of our Advisor has established relationships. In exchange for providing equity to the joint venture, we expect to require a preferred return and to receive a portion of the potential profits of the project. Our Advisor will closely monitor the local developers throughout the development process, structuring the joint venture in order to ensure that we have the ability to influence operating, development and disposition decisions. Our Advisor will be active in negotiating the lease terms and mitigating the development risks with its in-house development capabilities. Should a local developer fail to perform, our Advisor’s in-house development team, working with the developer, will be prepared to take the project over with minimum disruption. Our Advisor’s management will seek to utilize its relationships with developers across the country for our benefit.

Our Advisor may hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. We anticipate that AmREIT Construction Company, an affiliate of our Advisor, will provide general contracting services for many of our development and redevelopment projects. Where AmREIT Construction Company is selected to provide general contracting services, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same geographic market.

Each of our development and redevelopment projects will have a project manager assigned to ensure all necessary functions are performed in a manner consistent with our requirements. The project manager will be responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development and redevelopment project will also have a construction manager who will be responsible for coordinating all the outsourced trades, including architectural, engineering, environmental and construction contractors. The construction manager will be an employee of AmREIT Construction Company in the event that it serves as the general contractor of a project. The project and construction managers will be jointly responsible for the preparation and adherence to the budgets.

We may employ capital in at-risk situations to tie up developable land sites using, among other things, purchase agreements and options. Such commitments may not necessarily result in the eventual acquisition of a land site, as we may elect to forfeit funds after completing our due diligence

Location of Investments

We currently intend to invest in properties located throughout the United States, with a primary focus on markets with increasing population growth and urban density. As a result of our Advisor’s experience in developing, acquiring and managing retail real estate in metropolitan Texas markets, we expect that a significant portion of our investments will be located in those areas.

The economies in the regions where we will focus our investments will have a significant impact on our cash flow and the value of our properties. Although a downturn in the economies of the major metropolitan areas in these regions could adversely affect our business, general retail and grocery anchored shopping centers that provide necessity-type items tend to be less sensitive to macroeconomic downturns.

Although we intend to invest only in properties in the United States, we are not prohibited from making investments in foreign countries that meet our investment criteria.

Investment Decisions

Our Advisor will present to us suitable investment opportunities consistent with our investment objectives and policies. Our Advisor will have substantial discretion with respect to the selection of real property investments. In pursuing our investment objectives and making investment recommendations to us, our Advisor will consider relevant real estate property and financial factors, including the following:

•	positioning the overall portfolio to achieve an optimal mix of investments in core real property investments with an appropriate portion of value-added projects;
•	suitability for any development contemplated or in progress;
•	credit quality of in-place tenants and the potential for future rent increases;
•	income-producing capacity;
•	opportunities for capital appreciation based on product repositioning, operating expense reductions and other factors;
•	liquidity and tax considerations; and
•	additional factors considered important to meeting our investment objectives.

To the extent feasible, our Advisor will strive to select a diversified portfolio of properties in terms of geography, type of property and industry of the tenants, although the number and mix of properties acquired will largely depend upon real estate and market conditions and other circumstances existing at the time properties are acquired and the amount of proceeds raised in our Offering. All real property acquisitions must be approved by our board of directors or, with respect to investments up to 10% of the aggregate cost of our portfolio, our board’s investment committee comprised of a majority of independent directors.

~3~

Investment Due Diligence

Prior to acquiring a property, our Advisor will undertake an extensive site review. Our Advisor will typically also undertake a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist and an assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. Our Advisor also may take the following steps, depending on the property and terms agreed to:

•	obtain an independent appraisal of the property;
•	obtain surveys of the property;
•	obtain evidence of marketable or indefeasible title subject to such liens and encumbrances as are acceptable to our Advisor;
•	obtain audited financial statements covering recent operations of properties with operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders;
•	obtain title and liability insurance policies;
•	obtain an independent engineering report of the property’s mechanical, electrical and structural integrity (sale/leaseback properties only);
•	evaluate the existing property leases relating to the property;
•	evaluate both the current and potential alternative uses of the property; and
•	obtain an independent Phase I environmental site assessment.

Real Property Ownership

Our investment in real properties will generally take the form of holding fee title or a long-term leasehold estate. We intend to acquire such interests either (1) directly through our operating partnership or (2) indirectly through taxable REIT subsidiaries, limited liability company interests or through investments in joint ventures, general partnerships, co-tenancies or other co-ownership arrangements with the developers of the real properties, affiliates of our Advisor or other entities. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such recharacterization were successful, deductions for depreciation and cost recovery relating to such real property would be disallowed and it is possible that under some circumstances we could fail to qualify as a REIT as a result.

In determining whether to purchase a particular real property, we may, in accordance with customary practices, obtain a purchase option on such real property. The amount paid for a purchase option, if any, is normally surrendered if the real property is not purchased and is normally credited against the purchase price if the real property is purchased.

We intend to purchase insurance for casualty losses for all of the properties we acquire, including insurance related to losses that are generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes and floods. Our board of directors will determine whether coverage for such catastrophic losses is economically feasible. We will also ensure that the properties we acquire comply with applicable laws, including the Americans with Disabilities Act.

Tenant Creditworthiness and Lease Terms

We will seek to lease the majority of the rentable square feet at our properties to high quality tenants. We anticipate that our anchor tenants will be major corporations and well-established smaller organizations and that we will lease smaller spaces to local companies and local service providers. A tenant will generally be considered high quality if the tenant has a regional or national presence, an operating history of 10 or more years and a net worth in excess of $50 million. When available, our Advisor will rely on national credit rating agencies, such as Standard & Poor’s, to assist in its determination of tenant creditworthiness. If public data is not available, our Advisor will rely on its experience, its own credit analysis and resources provided by its lenders to qualify a prospective tenant.

The terms and conditions of any lease that we enter into with our tenants may vary substantially from those we describe in this annual report. However, we expect that a majority of our leases will be leases customarily used between landlords and tenants for the specific type and use of the property in the geographic area where the property is located. We anticipate that most of our leases will be for fixed rentals with periodic increases based on the consumer price index or similar adjustments. Certain rentals may be based in part on the income of the retail tenant. In such cases where the tenant is required to pay rent based on a percentage of the tenant’s income from its operations at the real property, the actual rental income we receive under such a lease may be inadequate to cover the operating expenses associated with the real property if a tenant’s income is substantially lower than projected. In such case, we may not have access to funds required in the future to pay the operating expenses associated with the real property.

Tenant Improvements

We anticipate that tenant improvements required to be funded by us under leases in connection with newly acquired real properties will be funded from our net offering proceeds. However, at such time as a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our properties, it is likely that we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space in order to attract new tenants. Since we do not anticipate maintaining permanent working capital reserves, we may not have access to funds required in the future for tenant improvements and tenant refurbishments in order to attract new tenants to lease vacated space.

Joint Venture Investments

We may enter into joint ventures, general partnerships, co-tenancies and other participation arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates, for the purpose of acquiring, developing, owning and managing one or more real properties. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property that such joint venture owns or is being formed to own under the same criteria used for the selection of our real property investments.

We may enter into joint ventures with affiliates of our Advisor for the acquisition of real properties, but only provided that:

•	a majority of our directors, including a majority of the independent directors, approve the transaction as being fair and reasonable to us; and
•	the investment by us and such affiliate are on substantially the same terms and conditions as those that would be available to the other joint venturers.

In certain cases, we may be able to obtain a right of first refusal to buy a real property if a particular joint venture partner elects to sell its interest in the real property held by the joint venture. In the event that the joint venture partner were to elect to sell real property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the joint venture partner’s interest in the real property held by the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one real property, the interest in each such real property will be generally allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

Disposition Policies

As a property reaches what we believe to be its optimum value, we will consider disposing of the property and may do so for the purpose of either distributing the net sale proceeds to our stockholders or investing the proceeds in other properties that we believe may produce a higher overall future return to our investors. In accordance with our investment objective of achieving maximum capital appreciation from our overall portfolio, we expect to sell a portion of the assets in our portfolio on an opportunistic basis before the end of our operating period in order to reinvest the proceeds in additional properties. Our Advisor will recommend to our board of directors that we sell a property before the end of our operating period if:

•	there exists an opportunity to enhance overall investment returns by raising capital through sale of the property;
•	there exist diversification benefits associated with disposing of the property and rebalancing our real estate portfolio;
•	in the judgment of our Advisor, the value of the property might decline;
•	an opportunity has arisen to pursue a more attractive real property investment;
•	the property was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria; or
•	in the judgment of our Advisor, the sale of the property is in our best interests.

Our board of directors will make the determination of whether a particular real property should be sold or otherwise disposed of after consideration of relevant factors, including prevailing economic conditions, with a view toward achieving maximum capital appreciation. The investment committee of our board of directors may approve dispositions comprising up to 10% of the cost of our portfolio. The selling price of a real property which is net leased will be determined in large part by the amount of rent payable under the leases for such property. When selling a property, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (i) conducting activities that may otherwise be considered prohibited transaction through a taxable REIT subsidiary, (ii) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (iii) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least four years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

~4~

BORROWING POLICIES

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of our real estate investments. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to purchase more properties than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular property. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining debt financing at a later time.

Our Advisor will use its best efforts to obtain financing on the most favorable terms available to us and will seek to refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of any such refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.

There is no limitation on the amount we may invest in any single improved real property. However, under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300.0% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of the cost of our real properties before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable.

Our charter restricts us from obtaining loans from any of our directors, our Advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors not otherwise interested in the transaction) as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, will be reviewed by the board of directors at least quarterly.

TAX STATUS

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2008. We intend to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

DISTRIBUTION POLICY

We intend to accrue and make distributions on a monthly basis beginning no later than the first calendar month after we acquire our first property, which we anticipate will be after the minimum offering requirements are met, and we expect to continue to make monthly distribution payments following the end of each calendar month. In connection with a distribution to our stockholders, our board will approve a monthly distribution for a certain dollar amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the quarter using daily record and declaration dates, and their distributions will begin to accrue on the date we mail a confirmation of their subscription for shares of our common stock, subject to our acceptance of their subscription.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90.0% of our taxable income each year (computed without regard to the distributions paid deduction and our net capital gain). Distributions will be authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions.

See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions” for a further discussion on distribution rates approved by our board of directors.

COMPETITION

We will compete with many other real estate investment entities for the acquisition of stabilized, income-producing properties and value-added opportunities, including financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors. During the acquisitions process, we may face competitors who have a comparative advantage in terms of size, capitalization, depth of experience, local knowledge of the marketplace, and extended contacts throughout the region. Any combination of these factors faced during the Offering may result in an increased purchase price which may reduce the number of opportunities available that meet our investment criteria. If the number of opportunities that meet our investment criteria are limited, our ability to increase stockholder value may be adversely impacted.

We may also face competition in leasing available properties to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

GOVERNMENT REGULATIONS

Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Once we acquire properties, we will be required to comply with the requirements of the ADA. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our acquired properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation.  Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on properties we acquire in the future. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property we acquire could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. At such time as we own and operate properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Tenants.  Some of our future tenants may handle hazardous substances and wastes on properties we acquire as part of their routine operations. Environmental laws and regulations could subject these tenants, and potentially us, to liability resulting from such activities. We plan to require future tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

Other Federal, State and Local Regulations.  Future properties we acquire will be subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. We intend to obtain engineering reports at the time we acquire properties in the future to ensure that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

~5~

EMPLOYEES

We have no employees and our company’s executive officers are all employees of our Sponsor. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Item 1.A.                      Risk Factors.

Risks Related to Investing in Our Offering

There is no public trading market for the shares of our common stock; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. It will therefore be very difficult for our stockholders to sell their shares of common stock promptly or at all. Even if our stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for their shares to be at a substantial discount to the initial offering price. The principal means of liquidity will be through our share redemption plan. Therefore, our stockholders should purchase shares of our common stock only as a long-term investment.

We have not acquired nor contracted to acquire any specific investments to make with the net proceeds we will receive from our Offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of the date of this annual report we have not acquired nor contracted to acquire any investments. As a result, investors in our Offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of our investments prior to subscribing for shares of our common stock. Additionally, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our properties. Our stockholders must rely on our Advisor to evaluate our investment opportunities, and our Advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our stockholders that our investments in properties made using the proceeds of our Offering will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact their investment.

Our Offering is being made on a “best efforts” basis, whereby our Dealer Manager and participating broker-dealers are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. Additionally, if we are unable to raise substantially more than the minimum offering amount of $2,000,000, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. In that case, the likelihood that any single investment’s performance would adversely affect our profitability will increase.

Our stockholders are limited in their ability to sell their shares of common stock pursuant to our share redemption plan.

Our share redemption plan may provide our stockholders with a limited opportunity to have their shares redeemed by us at a price equal to or at a discount from the purchase price of the shares after our stockholders have held them for a minimum of one year. However, we presently intend to limit the number of shares to be redeemed during any calendar year to the number of shares we can redeem with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. In addition, we will not redeem shares in excess of five percent of the weighted average number of shares outstanding during the prior calendar year. Of this amount, we intend to reserve the ability to redeem up to two percent of the weighted average number of shares outstanding during the prior calendar year to accommodate redemption requests made within two years of a stockholder’s death or disability. Notwithstanding the foregoing limitations, all redemptions requested within two years of the death of a stockholder will be honored. Our board reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption plan at any time. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that our stockholders will be able to sell any of their shares of common stock back to us pursuant to our share redemption plan or that our stockholders will receive the same price our stockholders paid for any shares of our common stock being redeemed.

We established the offering price of our shares on an arbitrary basis and the fixed offering price may not accurately represent the current value of our assets at any particular time.

Our board of directors arbitrarily determined the selling price of the shares of the common stock being sold in our Offering, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. In addition, our Offering is a fixed price offering, which means that the offering price for shares of our common stock will not vary based on the underlying value of our assets at any time. The fixed offering price for shares of our common stock has not been based on appraisals for any assets we may own nor do we intend to obtain such appraisals. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets at any particular time and may be higher or lower than the actual value of our assets at such time.

We presently intend to effect a liquidity event within seven years following the completion of our offering stage; however, there can be no assurance that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to obtain liquidity for their investment.

On a limited basis, our stockholders may be able to sell shares through our share redemption plan. However, in the future we may also consider various forms of liquidity events, including but not limited to sales of assets, either on a portfolio basis or individually, a listing of our shares on a national securities exchange, a merger or another transaction approved by our board of directors. We presently intend to effect a liquidity event within seven years following the completion of our offering stage, which we will view as complete upon the termination of our last public equity offering prior to the listing of our shares on a national securities exchange. However, there can be no assurance that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through our share redemption plan.

If we effect a liquidity event, our stockholders may not receive all of their invested capital. Because a portion of the offering price from the sale of shares will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in real estate investments. As a result, stockholders will only receive a full return of their invested capital if either (1) we sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

~6~

Our Advisor may receive substantial compensation in connection with an internalization, which could negatively impact their investment returns.

We are externally managed and advised by REITPlus Advisor pursuant to an Advisory Agreement, the term of which ends one year after the date of our prospectus, November 21, 2007, subject to renewals by the parties for an unlimited number of successive one-year periods. In order to authorize the renewal of the Advisory Agreement, our board of directors will be required to make a determination that remaining externally advised by REITPlus Advisor is in our best interest. As such time as we have substantial assets and operations, our board of directors may determine that it is more cost-effective for us to be self-advised and self-managed. In addition, because a majority of publicly traded REITs are self-managed and self-advised, our board of directors may determine that it is in our best interest to have our own internal management personnel in preparation for listing our shares on a national securities exchange. If our board makes this determination, it may determine the most efficient means of becoming self-managed and self-advised would be to negotiate for us to acquire REITPlus Advisor in a transaction referred to as internalization. An internalization transaction could have the effect of reducing the amount of investment returns to our stockholders in the event that we pay more for the Advisor than the value of the internal management function to our company.

An affiliate of our Advisor may be entitled to receive substantial compensation from us when we consummate a liquidity event, which could negatively impact their investment returns.

In the future, our board of directors will consider various types of transactions to provide liquidity to stockholders, including but not limited to sales of assets either on a portfolio basis or individually, a listing of our shares on a national stock exchange, a merger or another transaction approved by our board of directors. In the event that our board of directors determines to list our shares on a national securities exchange at such time as we remain externally advised by REITPlus Advisor, we would be potentially required to pay compensation to REITPlus Holdings, LLC, the holder of special units in our operating partnership. In the event that our board of directors approves a sale or merger of our company, it is likely that such a transaction would cause a termination of our Advisory Agreement. Upon the termination of the Advisory Agreement, we would be potentially required to make a one-time payment to the holder of the special units in the form of a promissory note in an amount calculated in a similar manner based upon the market value of our company as of the date of termination. Pursuant to the terms of the special units, in the event that we sell all or substantially all of our assets, we would be potentially required to pay the holder of the special units the subordinated distributions of net sales proceeds described under Item 13. “Certain Relationships and Related Transactions, and Director Independence.” This potential obligation to make substantial payments to our Advisor’s affiliates in the event of a listing, sale or merger of our company or sale of our assets may limit the amount that our stockholders will receive upon the consummation of a liquidity event.

Risks Related to Our Business

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other AmREIT sponsored programs may not be an accurate predictor of our future results.

We have no prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risks than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, our stockholders should not rely on the past performance of other investment programs sponsored by AmREIT to predict our future results.

If we are delayed in finding or unable to find suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders.

We could suffer from delays in locating suitable investments. Because we are conducting our Offering on a “best efforts” basis over time, our ability to commit to purchase, develop and redevelop specific assets will depend in part on the amount of proceeds we have at any given time. Delays we encounter in the selection, acquisition and development of properties likely would adversely affect our ability to make distributions and the value of their overall returns. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds to make cash distributions. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. In the event that we are unable to consistently fund monthly distributions to stockholders entirely from our funds from operations, the value of their shares upon the possible listing of our stock, the sale of our assets or any other liquidity event may be reduced. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital. In addition, to the extent we make distributions to stockholders with sources other than funds from operations, the amount of cash that is distributed from such sources will limit the amount of investments in properties that we can make, which will in turn limit our ability to make future distributions.

We are uncertain of our sources of debt or equity for funding our future capital needs.

The net proceeds from our Offering will be used for investments in properties, operating expenses and for the payment of various fees and expenses such as acquisition fees, asset management fees and property management fees. We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future for acquisitions, the development or improvement of our properties or for any other reason, we cannot be certain that sources of funding will be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new properties, to develop or improve our properties and to expand our operations will be adversely affected.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our Offering.

Investors in our Offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of their shares of common stock and otherwise adversely affect their investment. On November 1, 2007, we filed an amended and restated charter authorizing the issuance of 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. Our board may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage (1) a merger, tender offer or proxy contest; (2) the assumption of control by a holder of a large block of our securities; and (3) the removal of incumbent management.

~7~

Risks Related to Our Relationship with Our Advisor and its Affiliates

We depend on our Advisor and its key personnel.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our Advisor in the acquisition of properties, the management of our portfolio, the selection of tenants for our properties and the determination of any financing arrangements. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor may be unable to allocate time and resources to our operations. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of AmREIT, our Advisor’s parent, each of whom would be difficult to replace. AmREIT’s key personnel are H. Kerr Taylor, Chad C. Braun, Tenel H. Tayar, David M. Thailing and Brett P. Treadwell. We currently do not have key man life insurance on any of these key personnel. If any of such key personnel were to cease employment with AmREIT, our operating results could suffer.

Because our Advisor and its management do not have experience investing capital in real estate in the amount of proceeds we seek to raise in our Offering, we may not be able to meet our investment objectives.

If we raise significant proceeds in our Offering, our Advisor and its management will be required to identify investments to enable us to invest all of our proceeds in properties. All of the prior real estate programs managed by our Advisor’s management raised significantly less capital than the amount we seek to raise in our Offering. If our Advisor fails to identify enough suitable investments for the capital we raise in our Offering, we will not be able to meet our investment objectives.

We will compete with other AmREIT affiliated entities for opportunities to acquire or sell certain properties, which could adversely affect our investment opportunities.

AmREIT has agreed generally to provide us with the first opportunity to acquire properties which it identifies as Tomorrow’s Irreplaceable Corner investments. This will require AmREIT to make a determination in its discretion of whether a property is a Tomorrow’s Irreplaceable Corner investment and AmREIT will be subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions when other affiliated programs are also seeking investments. Because AmREIT and other AmREIT sponsored programs are also seeking similar investments, we may not have the opportunity to invest in certain attractive investment opportunities identified by our Advisor.

In addition, we may sell or seek tenants for our properties at the same time as AmREIT and other AmREIT sponsored programs are selling and seeking tenants for properties. Certain of our affiliates, including AmREIT, own and manage properties in many geographical areas in which we expect to own properties. Therefore, our properties may compete for tenants with other properties owned and managed by other AmREIT affiliated entities. Our Advisor may face conflicts of interest when evaluating tenant leasing opportunities for our properties and properties owned and managed by AmREIT affiliated entities and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Our Advisor and its officers and employees and certain of AmREIT’s key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor is a subsidiary of AmREIT and has no employees of its own as of the date of this annual report.  Until such time, if ever, as our Advisor hires sufficient personnel to perform services for us under the Advisory Agreement, our Advisor will rely on employees of AmREIT and its affiliates. AmREIT’s officers and employees are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to our Advisor’s and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our Advisor and its affiliates, including our officers and our affiliated directors, will face conflicts of interest caused by compensation arrangements with us and other AmREIT affiliated entities, which could result in actions that are not in the best interests of our stockholders.

Our Advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;
•	property acquisitions and sales, which allow the Advisor to earn additional acquisition fees, asset management fees and possibly additional real estate sales commissions; and
•	property acquisitions for other AmREIT affiliated entities, which may allow the Advisor or its affiliates to earn additional acquisition fees and asset management fees.

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to our property manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. These fees may incent the Advisor to recommend the purchase of a property that may not be in our best interest at the time. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other AmREIT affiliated entities could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of their investment.

Our Advisor may have conflicting fiduciary obligations if we acquire properties with its affiliates.

Our Advisor may cause us to acquire an interest in a property from its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. The resolution of this conflict of interest may cause the Advisor to sacrifice our best interest in favor of its affiliate and, therefore, we may enter into a transaction that is not in our best interest.

~8~

The fees payable to our Advisor, the dealer manager and other affiliates were not determined on an arm’s-length basis.

The fees we pay to affiliates in connection with our Offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis and therefore may not be on terms as favorable as those we could achieve from a third party.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Alston & Bird LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Alston & Bird LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Alston & Bird LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

Our stockholders will have limited control over changes in our policies and operations.

Our board determines our major policies, including our policies regarding our investment objectives, acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board may amend or revise these and other policies without a stockholder vote. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board and stockholders.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce their and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in accordance with the applicable standard of conduct. Our charter, in the case of our directors, officers and Advisor and our Advisor’s affiliates, and the Advisory Agreement, in the case of our Advisor, require us to indemnify our directors, officers and Advisor and our Advisor’s affiliates for actions taken by them in good faith and without negligence or misconduct (gross negligence or willful misconduct in the case of our independent directors) and provided certain other conditions are met. Additionally, our charter limits the liability of our directors and officers for monetary damages, subject to any limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Associations, also known as the NASAA REIT Guidelines, and Maryland law. Although our charter does not allow us to exonerate and indemnify our directors, officers and Advisor and our Advisor’s affiliates to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers and Advisor and our Advisor’s affiliates, than might otherwise exist under common law, which could reduce their and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers and Advisor and our Advisor’s affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit their ability to exit the investment.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person who beneficially owns 10.0% or more of the voting power of the corporation’s shares; or an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10.0% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

~9~

Our stockholders’ return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended. If for any reason we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after our Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties within one year of the termination of our Offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to investors and possibly lower their returns.

To maintain compliance with the Investment Company Act exemption, our Advisor may be required to impose limitations on our investment activities. In particular, our Advisor may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forgo investment opportunities that we would otherwise want to acquire and that could be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Properties

The current market to purchase real estate is highly competitive and experiencing substantial influxes of capital. If we purchase real estate in this environment, we may not be able to acquire investments on terms that will allow us to realize appreciation in the value of our properties and the distributions we pay to stockholders will be lower.

The current real estate market is highly competitive and experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for income-producing real estate may result in inflated purchase prices for such properties. We will compete with numerous other entities, including affiliates, seeking to buy income-producing properties. These entities may have superior experience and financial strength. To the extent we purchase real estate in a highly competitive environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, the value of our investment may not appreciate or may decrease significantly below the amount we paid for such investment. Further, since we may acquire properties in the current real estate market in which prices are high in relation to historical norms, we could be limited in the number of investments that we can make and in our ability to acquire a diversified portfolio of income-producing properties. If we pay higher purchase prices for our properties, it may adversely affect our profitability, our ability to pay distributions to our stockholders and stockholders’ overall investment returns.

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We will be subject to risks generally attributable to the ownership of real property, including:

••	changes in national, regional or local economic, demographic or real estate market conditions;
•	changes in supply of or demand for similar properties in an area;
•	increased competition for real property investments targeted by our investment strategy;
•	bankruptcies, financial difficulties or lease defaults by our tenants;
•	changes in interest rates and availability of financing; and
•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions.

Geographic concentration of our properties could make us vulnerable to negative economic and other trends.

Our Advisor’s investment experience has historically concentrated in the State of Texas. We similarly anticipate that a majority of the investments we make during our initial operating period will be in properties located in the State of Texas. Therefore, an economic downturn in Texas could have an adverse effect on our financial condition and ability to make distributions to stockholders.

A property that incurs a vacancy could be difficult to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the leases of such property.

We may not have funding for future tenant improvements.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from our Offering will be invested in properties and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we can charge at such properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

~10~

Our investments in development and redevelopment properties may be subject to certain risks which could harm our operating results and reduce the amount of funds available for distribution.

As a component of our strategy for realizing growth in the value of our investments, we plan to develop new properties and redevelop existing properties. To the extent we develop or redevelop properties, such properties will be subject to a number of risks, including, but not limited to:

•	the inability to obtain or delays in obtaining required zoning, occupancy and other governmental approvals;
•	a lack of operating and rental history;
•	inability to reach projected occupancy and rental rates;
•	higher than estimated construction costs and cost overruns; and
•	inability to obtain financing or to obtain financing on terms favorable to us.

Our properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties will be subject to real and personal property taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we will be ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect their returns.

We will attempt to adequately insure all of our properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure our stockholders that funding will be available to us for repair or reconstruction of damaged real property in the future.

Delays in the acquisition, development and redevelopment of properties may have adverse effects on their investment.

Delays we encounter in the selection, acquisition, development and redevelopment of properties could adversely affect their returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of income attributable to those particular properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly developed projects. Furthermore, the price we agree to pay to acquire real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate, we may enter into joint ventures with third parties, including affiliates of our Advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

•
a venture partner may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;
•	actions taken by a venture partner might have the result of subjecting the property to liabilities in excess of those contemplated; and
•
a venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might adversely affect the joint venture and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.

~11~

Costs of complying with governmental laws and regulations may adversely affect our income and the cash available for distribution.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

Risks Associated with Retail and Mixed-Use Properties

We anticipate that our properties will consist primarily of retail properties and, to a lesser degree, mixed-use properties. Our performance, therefore, is linked to the market for retail space generally.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. In addition, in order for our mixed-use properties to be successful, we will need to achieve the optimal mix of components, including retail, residential, office and hospitality. In some cases, particularly where a property has characteristics consistent with our investment strategy is involved, the highest and best use of the property may be hotel, office or high-rise residential and may not have a retail component. If our mixed-use properties do not have the proper mix of these components, our returns and ability to pay distributions will suffer.

Our retail tenants will face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.

Retailers at our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Retail conditions may adversely affect our base rent and subsequently, our income.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could decline upon a general economic downturn.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on their investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

~12~

Risks Associated with Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of their investment.

We intend to finance a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300.0% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the cost of our properties before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of their investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of distributions we can make to our stockholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace REITPlus Advisor as our Advisor. In addition, loan documents may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Federal Income Tax Risks

This summary of certain tax risks is limited to the federal tax risks addressed below. This summary and the opinion referred to herein are not intended or written by us to be relied upon or used, and cannot be relied upon or used by holders of our common stock for the purpose of avoiding penalties that may be imposed on holders of our common stock. This summary and the opinion referred to herein are written to support the promotion or marketing of our Offering.

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes, commencing with the taxable year in which we satisfy the minimum offering requirements, which is currently expected to be the year ending December 31, 2008. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we received the opinion of our special tax counsel, Alston & Bird LLP, with respect to our qualification as a REIT. This opinion was issued in connection with our Offering. Opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Alston & Bird LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Alston & Bird LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Alston & Bird LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we intend to operate. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board to recommend that we revoke our REIT election.

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that our operating partnership were properly treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing our operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100.0% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective beginning with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

~13~

Our stockholders may have a current tax liability on distributions if our stockholders elect to reinvest in shares of our common stock.

Even if our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Current tax law provides that the maximum tax rate for distributions payable by corporations to individuals is 15.0% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15.0% preferential rate. Although current law does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on their investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (i) conducting activities that may otherwise be considered prohibited transaction through a taxable REIT subsidiary, (ii) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (iii) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code for properties held at least four years. However, despite our present intention, no assurance can be given that that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100.0% tax. We may also not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100.0% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock.

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50.0% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

~14~

Risks Related to Employee Benefit Plans and Individual Retirement Accounts

If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. If the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our common stock.

If our stockholders are investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, our stockholders should satisfy yourself, where applicable, that:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;
•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;
•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;
•	their investment will not impair the liquidity of the plan or IRA;
•	their investment will not produce unrelated business taxable income for the plan or IRA;
•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Item 2.                                Properties

As of December 31, 2007, we have not entered into any leases for our principal executive offices located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. We do not have an address separate from our Advisor or our Sponsor.

As of December 31, 2007, we had not commenced our principal operations and had not acquired any properties.

Item 3.                        Legal Proceedings.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information

There is no established public trading market for shares of our common stock.

Stockholders

As of March 17, 2008, we had one stockholder of record.

Distributions

We intend to make distributions each taxable year equal to at least 90.0% of our taxable income. One of our primary goals is to pay regular monthly distributions to our stockholders. We expect to calculate our monthly distributions based upon daily record and distribution declaration dates so investors may be entitled to distributions immediately upon purchasing our shares.

Use of Public Offering Proceeds

On November 21, 2007, we commenced our initial public offering in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 50,000,000 shares of our common stock for $10.00 per share and 5,263,158 shares of our common stock pursuant to our DRIP, at $9.50 per share, aggregating up to $550,000,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-143415) under the Securities Act of 1933, which was declared effective by the SEC on November 21, 2007. The offering will terminate no later than November 21, 2009.  As of December 31, 2007, we had not received subscriptions for the minimum offering and had not received any proceeds from our Offering.

As of December 31, 2007, we had paid no expenses in connection with the sale of shares in our Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No share redemptions were made for the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007. The share redemption plan allows for us to redeem shares of our common stock upon the request of a stockholder when certain criteria are met. Share redemptions will be made at the sole discretion of our board of directors. Funds for the redemption of shares will be limited to the proceeds we receive from the sale of shares of our common stock under the distribution reinvestment plan.

~15~

Item 6.                        Selected Financial Data.

The following should be read with Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information including balance sheet information, operating results, and cash flows in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules.

Selected Financial Data	December 31, 2007	May 16, 2007 (Date of Initial Capitalization)
BALANCE SHEET DATA:

Total Assets	$1,023,379	$1,002,000

Stockholders' equity	14,772	1,000

Period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007

STATEMENT OF OPERATIONS DATA:

General and administrative expenses	—

Net loss	—

STATEMENT OF CASH FLOW DATA:

Cash flows provided by operating activities	17,608

Cash flows provided by investing activities	—

Cash flows provided by financing activities	1,002,000

OTHER DATA:

Distributions declared	—

Distributions declared per share	—

Funds from Operations	—

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operation

The use of the words “we,” “us” or “our” refers to REITPlus, Inc. and our subsidiary, REITPlus Operating Partnership, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2007 and May 16, 2007 (Date of Initial Capitalization), together with our results of operations and cash flows for the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; our ongoing relationship with our Sponsor; and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We will use the net proceeds from our Offering to make investments in real property and to pay fees and expenses. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire, develop and operate real properties.

As of the date of this annual report, we have not yet acquired any specific real property with the proceeds from our Offering. The number and type of properties we may acquire will depend upon real estate market conditions, the amount of proceeds we raise in our Offering and other circumstances existing at the time we are acquiring our properties.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring and operating properties, other than those referred to in this annual report.

Our Advisor may, but is not required to, establish working capital reserves from offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

The proceeds of our Offering will provide funds to enable us to purchase properties. We may acquire assets free and clear of permanent mortgage indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans will be used to acquire additional properties, increase cash flow, to further diversify our portfolio and for other uses.

We intend to qualify as a REIT and, thus, make an election under Section 856(c) of the Code to be taxed as a REIT beginning with the tax year ending December 31, 2008. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

We believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes for the tax year ending December 31, 2008, and, once we so qualify, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of shares of our common stock will be monitored to ensure that no more than 50.0% in value of our outstanding shares of common stock is owned, directly or indirectly, by five or fewer individuals at any time. We also will determine, on a quarterly basis, that the gross income, asset and distribution tests as described elsewhere in this annual report are satisfied.

~16~

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real properties, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of the investment committee and the board, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in properties, we may decide to temporarily invest any unused proceeds from our Offering in certain investments that could yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Results of Operations

As of the date of this annual report, we are in our organizational and development stage and have not commenced significant operations.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. We expect to include provisions in the majority of our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market.

REIT Compliance

In order to qualify as a REIT for tax purposes, we will be required to distribute at least 90.0% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

~17~

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, in order to qualify as a REIT for tax purposes, we must make distributions equal to at least 90.0% of our REIT taxable income each year.

Funds from Operations

We consider Funds from Operations, or FFO, to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate our FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

As of December 31, 2007, we had not commenced our principal operations.  As a result, we have not generated meaningful FFO for the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007.

Contractual Obligations

As of December 31, 2007, we had not commenced our principal operations.  As a result, we have not entered into any material contracts.

Subsequent Events

Status of our Offering

As of March 17, 2008, we had not received and accepted subscriptions in our Offering other than the initial investment of our sponsor.

Potential Property Acquisitions

We anticipate acquiring, for $5.1 million, a 10% interest in Shadow Creek Ranch Shopping Center through a joint venture with JP Morgan Strategic Property Fund (80%) and AmREIT Monthly Income & Growth Fund IV, L.P. (10%).  Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery anchored shopping center located in Pearland, Texas.  On February 20, 2008 our Board of Directors approved the acquisition and investment into the joint venture, subject to our receiving subscription proceeds in our initial public offering equal to at least $2.0 million in accordance with our escrow agreement with Wells Fargo, N.A.

Distributions

We have paid no distributions to stockholders as of the date of this annual report.

Item 7 A.                      Quantitative and Qualitative Disclosure About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on their investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

As of December 31, 2007, we had not commenced our principal operations.  As a result, we have no debt outstanding and currently do not use derivate financial instruments as part of our interest rate risk management approach.

Item 8.                                Financial Statements and Supplementary Data.

See the index at Item 15. “Exhibits, Financial Statement Schedules.”

~18~

Item 9.                                Changes in and Disagreements With Accountants on Accounting and Financial
    Disclosure.

None.

Item 9 A.                      Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Annual Report on Form 10-K are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.                        Other Information.

None.

~19~

PART III

Item 10.                        Directors, Executive Officers and Corporate Governance.

Our Board of Directors

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board of directors is responsible for the management and control of our affairs. The board of directors has retained our advisor to manage our day-to-day affairs and to implement our investment strategy, subject to the board’s supervision.

We have five directors on our board of directors, three of whom are independent of us, our Advisor and our affiliates. An independent director is a person who is not an officer or employee of ours, our advisor or our affiliates and has not otherwise been affiliated with such entities for the previous two years.

Each director will be elected by the stockholders and will serve for a term of one year. Although the number of directors may be increased or decreased, a decrease shall not have the effect of shortening the term of any incumbent director.

Directors and Executive Officers

The following table and biographical descriptions set forth information with respect to our officers and directors as of the date of this annual report.

Name	Age	Position	Term of Office
H Kerr Taylor	57	Chairman of the Board, Chief Executive Officer and President	Since 2007
Chad C. Braun	35	Executive Vice President, Chief Financial Officer, Treasurer and Director	Since 2007
Tenel H. Tayar	37	Senior Vice President of Acquisitions	Since 2007
David M. Thailing	36	Managing Vice President of Securities	Since 2007
Brett P. Treadwell	38	Vice President of Finance	Since 2007
Brent M. Longnecker	51	Independent Director	Since 2007
Scot J. Luther	45	Independent Director	Since 2007
Mack D. Pridgen, III	58	Independent Director	Since 2007

There are no family relationships between any directors, executive officer or between any director and executive officer.

H. Kerr Taylor serves as our Chairman of the Board, Chief Executive Officer and President and he also serves in these positions for our Advisor. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. Mr. Taylor has guided the growth of AmREIT and its predecessors for over 23 years. His primary responsibilities include overseeing strategic initiatives as well as building, coaching and leading AmREIT’s team of professionals. Mr. Taylor has over 30 years of experience within the real estate industry. He received a Bachelor of Arts degree from Trinity University in San Antonio, Texas, a Masters Degree in Business Administration from Southern Methodist University in Dallas, Texas and his law degree from South Texas College of Law in Houston, Texas. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

Chad C. Braun serves as our Executive Vice President, Chief Financial Officer, Treasurer and Director and he also serves in these positions for our Advisor. He also serves as AmREIT’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting and SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 13 years of accounting, financial and real estate experience. Prior to joining AmREIT in 1999, he served as a manager in the real estate Advisory services group at Ernst & Young, LLP. He has provided extensive consulting and audit services to a number of REITs and private real estate companies, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions. Mr. Braun received a Bachelor of Business Administration degree in accounting and finance from Hardin Simmons University in Abilene, Texas and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

Tenel H. Tayar serves as our Senior Vice President of Acquisitions and he also serves in this position for our Advisor and AmREIT. His responsibilities with AmREIT include overseeing all acquisitions for existing retail properties. While at AmREIT, Mr. Tayar has sourced, negotiated and closed over $700 million in real estate transactions. Mr. Tayar has 15 years of real estate experience. Prior to joining AmREIT in 2003, he served as the director of finance at The Woodlands Operating Company where he directed commercial property dispositions, construction financing and permanent financing. Mr. Tayar received a Bachelor of Business Administration in finance from the University of Texas at Austin and a Master of Business Administration from Southern Methodist University in Dallas, Texas. Mr. Tayar is a Texas licensed Real Estate Broker and is a member of the Urban Land Institute, International Council of Shopping Centers, and Association of Commercial Real Estate Professionals.

David M. Thailing serves as our Managing Vice President of Securities and he also serves in this position for our Advisor and AmREIT. His responsibilities for AmREIT include raising capital for AmREIT’s investment programs. Mr. Thailing works to structure products that meet investor needs through the creation of real estate securities offered through the independent financial planning community. Mr. Thailing has over 13 years of combined financial and real estate investment experience. Prior to joining AmREIT in 2002, he gained financial consulting expertise as an associate with the corporate finance and restructuring practice of Arthur Andersen LLP. Mr. Thailing has extensive knowledge of the financial Advisory industry with Paine Webber and Members Financial Services. Mr. Thailing received a Bachelor of Business Administration degree in management from Southern Methodist University in Dallas, Texas and earned a Masters of Business Administration from the Jones School of Management at Rice University in Houston, Texas.

Brett P. Treadwell serves as our Vice President of Finance and he also serves in this position for our Advisor and AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 16 years of accounting, financial and SEC reporting experience, and, prior to joining AmREIT in August 2004, served as a senior manager with Arthur Andersen LLP and then with PricewaterhouseCoopers LLP. Mr. Treadwell received a Bachelor of Business Administration from Baylor University in Waco, Texas and is a Certified Public Accountant (CPA).

Brent M. Longnecker serves as one of our independent directors. Mr. Longnecker serves as President of Longnecker & Associates, an executive compensation and corporate governance consulting firm. Prior to forming Longnecker & Associates in 2003, Mr. Longnecker served as president of Resources Consulting Group, and executive vice president of Resources Connection since June 1999. Mr. Longnecker has over 20 years of consulting experience, including as National Principal-In-Charge for the Performance Management and Compensation Consulting Practice of Deloitte & Touche and as partner at KPMG Peat Marwick. Mr. Longnecker’s consulting experience includes working with real estate companies, including publicly registered companies, on corporate governance issues and on the management of their assets. Mr. Longnecker received Bachelor of Business Administration and Masters of Business Administration degrees from the University of Houston.

Scot J. Luther serves as one of our independent directors. Mr. Luther is president and sole owner of Luther Properties, LLC, a commercial real estate development company that develops and manages commercial property. During the past eight years, Luther Properties, LLC has acquired and developed 22 retail and medical properties totaling over 250,000 square feet in 3 states. Prior to the formation of Luther Properties, LLC, Mr. Luther spent a combined twelve years as director of acquisitions for CenterAmerica Property Trust, a Morgan Stanley-owned real estate investment trust, and as leasing executive at Weingarten Realty Investors, a REIT listed on the New York Stock Exchange. Mr. Luther received his Bachelors of Finance and Masters in Land Economics & Real Estate degrees from Texas A&M in College Station, Texas and a law degree from South Texas College of Law in Houston, Texas.

Mack D. Pridgen III serves as one of our independent directors. From 1997 until March 2007, Mr. Pridgen served as general counsel, vice president and secretary of Highwoods Properties, Inc., a commercial REIT that owns and operates primarily suburban office properties, as well as industrial, retail and residential properties. Prior to joining Highwoods Properties, Inc., Mr. Pridgen was a partner with Smith, Helms, Mulliss and Moore, LLP, with a specialized focus on the tax, corporate and REIT practices. Mr. Pridgen also served as a tax consultant for Arthur Andersen & Co. for fifteen years. Mr. Pridgen received his Bachelor of Business Administration and Accounting degree from the University of North Carolina at Chapel Hill and his law degree from the University of California at Los Angeles School of Law.

Our Advisor

Our Advisor is wholly owned by AmREIT and manages AmREIT’s day-to-day operations.  The following table sets forth information with respect to our Advisor’s executive officers:

Name	Age	Position
H. Kerr Taylor	57	Chairman of the Board, Chief Executive Officer and President
Chad C. Braun	35	Executive Vice President, Chief Financial Officer, Treasurer and Director
Tenel H. Tayar	37	Senior Vice President of Acquisitions
David M. Thailing	36	Managing Vice President of Securities
Brett P. Treadwell	38	Vice President of Finance

The biographies of our Advisor’s officers and directors can be found above at “Directors and Executive Officers.”

~20~

 AmREIT Realty Investment Corporation and AmREIT Securities Company

AmREIT Realty Investment Corporation, which we refer to as ARIC, is a fully integrated real estate development and operating business which is wholly owned by AmREIT, the parent of our Advisor. ARIC employs a full complement of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to AmREIT affiliated entities and to third parties. Our Advisor will utilize the services of ARIC in performing certain of its duties under the Advisory Agreement.

ARIC will serve as one of our property managers, and will be responsible for managing and leasing some of our properties. We will pay ARIC a property management fee equal to 4.0% of the gross revenue of each of our properties. ARIC may reallow all or a portion of the property management fee to third parties it engages to provide property management services to us. In addition, we may pay ARIC a separate fee for the one-time initial lease-up of newly constructed properties it manages for us in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area. We may also pay ARIC a separate fee for procuring tenants and negotiating leases for our properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. In circumstances in which affiliated brokers are entitled to leasing fees or commissions with respect to a leasing transaction, the amount of the leasing fees paid to the property manager, when added to sums paid to unaffiliated parties in connection with the lease, will not exceed the amount customarily charged for such a transaction as determined by the foregoing survey.

In the event that the property manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5.0% of the cost of the tenant improvements. The property manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements described under “Federal Income Tax Considerations.”

The property manager will hire, direct and establish policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by the Advisor, the dealer manager or certain companies affiliated with them. The property manager will also direct the purchase of equipment and supplies and will supervise all maintenance activity. The management fees to be paid to the property manager will include, without additional expense to us, all of the property manager’s general overhead costs.

We may engage AmREIT Construction Company, a wholly owned subsidiary of ARIC, to provide general contracting services for our development and redevelopment projects. Where AmREIT Construction Company is selected to provide general contracting services, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location and approved by our board, including a majority of our independent directors.

AmREIT Securities Company is a member firm of FINRA and a wholly owned subsidiary of AmREIT. AmREIT Securities Company was organized in 1999 for the purpose of participating in and facilitating the distribution of securities of AmREIT affiliated entities. As the dealer manager for our Offering, AmREIT Securities Company will provide certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered. Chad C. Braun is the President, Secretary and Treasurer of AmREIT Securities Company and H. Kerr Taylor serves as its Chairman and as the sole member of its board of directors.

We will pay the dealer manager a selling commission of up to 6.75% of the gross proceeds from the sale of primary shares in our Offering and a dealer manager fee of up to 3.0% of the gross proceeds from the sale of primary shares in our Offering. No selling commission or dealer manager fee will be paid for shares of our common stock issued pursuant to the distribution reinvestment plan.

Committees of Our Board of Directors

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors. Our board of directors has established an audit committee. We do not plan to have a compensation committee because we do not plan to pay any compensation to our officers. However, if in the future we provide any compensation to our officers, we will establish a compensation committee comprised entirely of independent directors to determine the nature and amount of such compensation.

Our audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. Under our audit committee charter, the audit committee will always be comprised solely of independent directors. As of December 31, 2007, the audit committee is comprised of Messrs. Longnecker, Luther and Pridgen, each of whom is an independent director in accordance with the requirements set forth in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. Mr. Pridgen serves as the chairman and has been designated as the audit committee financial expert.

2007 Independent Directors Incentive Plan

Our board of directors has adopted the independent director plan, which we use to attract and retain qualified independent directors considered essential to our long-range success by offering these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The independent director plan authorizes the granting of stock options, stock appreciation rights, restricted stock, stock units, and/or other stock-based awards to our independent directors. Any stock options and stock appreciation rights granted to independent directors will have an exercise price or base price, that is not less than the fair market value of our common stock on the date of the grant. Awards granted under the independent director plan shall not exceed an amount equal to 10.0% of the outstanding shares of our common stock on the date of grant of any such stock options, stock appreciation rights, restricted stock, stock units, and/or other stock-based awards.

Our board of directors administer the independent director plan, with sole authority (following consultation with our Advisor) to determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the independent director plan will be transferable except through the laws of descent and distribution.

Our board of directors has established an aggregate maximum number of shares to be reserved for issuance under the independent director plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering, or large nonrecurring cash dividend), the share authorization limits under the independent director plan will be adjusted proportionately, and the board of directors must make such adjustments to the independent director plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend, or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the independent director plan will automatically be adjusted proportionately, and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The independent director plan contains provisions concerning the treatment of awards granted under the plan in the event of a participant’s death or disability, or upon the occurrence of a change in our control. The independent director plan automatically expires on the tenth anniversary of the date it was adopted, unless extended or earlier terminated by the board of directors. The board of directors may terminate the independent director plan at any time. The expiration or other termination of the independent director plan will have no adverse impact on any award that is outstanding at the time the independent director plan expires or is terminated. The board of directors may amend the independent director plan at any time, but no amendment will adversely affect any award on a retroactive basis, and no amendment to the independent director plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the independent director plan.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to REITPlus, Inc. at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046, Attention: Secretary.

Indemnification Agreements

We have entered into indemnification agreements with each of our independent directors, non-independent director and officers. Pursuant to the terms of these indemnification agreements, we will indemnify and advance expenses and costs incurred by our directors and officers in connection with any claims, suits or proceedings brought against such directors and officers as a result of his or her service. However, our obligation to indemnify our directors and officers is subject to the limitations set forth in the indemnification agreements and in our charter.

~21~

Item 11.                        Executive Compensation.

Executive Compensation

We have no employees to whom we pay salaries. We do not intend to pay any annual compensation to our officers for their services as officers. Pursuant to the Advisory Agreement, we will reimburse our Advisor for the services of its personnel, including those who serve as our officers; provided, however, that we will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees, asset management fees, property management fees or real estate commissions. Examples of reimbursable personnel costs include legal services (such as negotiating leases and tenant collection issues), preparation of sales materials for use in our Offering, accounting and financial reporting services, and investor services. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Option/SAR Grants in Last Fiscal Year

No option grants were made to officers and directors for the year ended December 31, 2007.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Director Compensation

 Our independent directors receive the following forms of compensation:

•	Annual Retainer. Our independent directors receive an annual retainer of $20,000 each.
•	Monthly Retainer. Our independent directors receive a monthly retainer of $2,000 per month each.
•
Meeting Fees.  Our independent directors receive $2,000 for each board meeting attended in person or by telephone, and $1,000 for each committee meeting attended in person or by telephone, and an additional annual retainer of $4,000 to the audit committee chair.

•
Equity Deferral Option.   Each of our independent directors, at his sole discretion and election, may direct a portion of his cash compensation to be deferred into restricted shares of our common stock at the then current fair market value, 33% of which will vest immediately at the time of the issuance and the remaining 66.6% in equal installments over two years on each anniversary of the date of issuance.

•
Other Compensation.  We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of the board of directors. Independent directors do not receive other benefits from us.

Our non-independent directors do not receive any compensation from us.

The following table sets forth the compensation earned by our directors from us in 2007:

Name (a)	Fees Earned or Paid in Cash ($)(b)(1)	Stock Awards ($)(c)(2)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)
H. Kerr Taylor, Chairman of the Board
Chad C. Braun, Director
Mack D. Pridgen III, Chairman, Audit Committee	$8,000	-	-	-	-	-	$8,000
Brent M. Longnecker, Member, Audit Committee	$8,000	-	-	-	-	-	$8,000
Scot J. Luther, Member, Audit Committee	$8,000	-	-	-	-	-	$8,000

The following table shows the shares of restricted common stock awarded to each independent director during 2007, and the aggregate grant date fair value for each award (computed in accordance with SFAS No. 123(R)).

Director	Grant Date	Number of Restricted Shares (#) (1)	Full Grant Date Fair Value of Award ($)
H. Kerr Taylor	—	—	—
Chad C. Braun	—	—	—
Mack D. Pridgen III	10/18/07	2,000	$20,000
Brent M. Longnecker	10/18/07	2,000	$20,000
Scot J. Luther	10/18/07	2,000	$20,000

(1)	These restricted shares have been cancelled.

The following table shows the aggregate numbers of nonvested restricted shares of common stock held by each director as of December 31, 2007:

Nonvested Director	Restricted Stock (1)
Brent M. Longnecker	2,000
Mack D. Pridgen III	2,000
Scot J. Luther	2,000

 (1)               These restricted shares have been cancelled.

~22~

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of March 17, 2008, the amount of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 100 shares of our common stock outstanding as of March 17, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Precentage
AmREIT	100	(2)	100%
H. Kerr Taylor (Chairman of the Board, CEO and President)	—		—
Chad C. Braun (EVP, CFO, Treasurer and Director)	—		—
Brent M. Longnecker (Independent Directors)	0		0%
Scot J. Luther (Independent Director)	0		0%
Mack D. Pridgen III (Independent Director)	0		0%
All directors and independent officers as a group (5 people)	100		0%

(1)	The address of each beneficial owner listed is c/o AmREIT, 8 Greenway Plaza, Suite 1000, Houston, Texas 77046.
(2)
AmREIT also owns 110,742 common units of our operating partnership, which it acquired at $9.03 per unit for $1,000,000, reflecting that it purchased the common units net of sales commissions and dealer manager fees.

Equity Compensation Plan Information

Under the terms of our 2007 Incentive Plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares. The following table sets forth our equity compensation plan as of December 31, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	—	—	2,000,000	(2)
Equity Compensation plans not approved by security holders	—	—	—
Total	—	—	2,000,000

(1)  On October 18, 2007, our board of directors approved the award of 2,000 restricted shares of our common stock to each of our independent directors pursuant to an award agreement and the REITPlus, Inc. 2007 Independent Directors Compensation Plan.  Such shares are not shown in the above chart as they were deemed outstanding shares of our common stock as of December 31, 2007.
(2)  On January 22, 2008, our board of directors and each independent director, in his individual capacity, approved the cancellation of the award grants.

~23~

Item 13.                        Certain Relationships and Related Transactions, and Director Independence.

On November 21, 2007, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regard to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 6.75% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees to participating broker-dealers. Our Dealer Manager did not receive selling commissions for the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007. Selling commissions are not recorded in our accompanying consolidated financial statements because such commissions were not our liability since we had not raised the minimum offering as of December 31, 2007. When recorded by us, such commissions will be charged to stockholders’ equity as such amounts are paid to our Dealer Manager from the gross proceeds of our Offering.

Dealer Manager Fees

Our Dealer Manager will receive dealer manager fees up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering and may re-allow up to 1.25% of these fees to participating broker-dealers as a marketing expense reimbursement. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.25% of gross offering proceeds for bona fide due diligence fees and expenses incurred. Our Dealer Manager or its affiliates did not receive dealer manager fees for the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007. Dealer manager reimbursements are not recorded in our accompanying consolidated financial statements because such fees and reimbursements were not our liability since we had not raised the minimum offering as of December 31, 2007. When recorded by us, such fees and reimbursements will be charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Reimbursement of Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor on our behalf. Our Advisor may be reimbursed for actual expenses incurred for up to 1.25% of the gross offering proceeds for the shares sold under our Offering. No reimbursements were made to our Advisor for the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007 for organizational and offering expenses. Organizational and offering expenses are not recorded in our accompanying consolidated financial statements because such expenses were not our liability since we had not raised the minimum offering as of December 31, 2007. When recorded by us, organizational expenses will be expensed as incurred and offering expenses will be charged to stockholders’ equity as such amounts are reimbursed to our Advisor from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition and Development Fees

Our Advisor or its affiliates will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee up to 2.25% of the contract purchase price for each property acquired or a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market for development property acquired, as applicable. For the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007, we did not incur such fees.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007, we did not incur such expenses.

 Operational Stage

Asset Management Fee

Our Advisor or its affiliates will be paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 1.0% of the aggregate cost of all of our real property investments.  For the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007, we did not incur such fees.

Property Management Fees

AmREIT Realty Investment Corporation, our affiliated property manager, or ARIC, will perform property management services for us and our operating partnership.  In connection with such services, ARIC will receive an amount equal to 4.0% of the gross revenue of each property owned by us. ARIC may reallow all or a portion of the property management fee to third parties it engages to provide property management services to us. In addition, if the property manager performs substantial services in connection with the one-time initial lease-up of newly constructed properties it manages for us, we may pay the property manager a separate initial lease-up fee in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, as determined by a survey of brokers and agents in such area. In addition, if the property manager performs substantial services in connection with procuring tenants and negotiating leases for our properties, we may pay the property manager a separate leasing fee in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. In circumstances in which affiliated brokers are entitled to leasing fees or commissions with respect to a leasing transaction, the amount of the leasing fees paid to the property manager, when added to sums paid to unaffiliated parties in connection with the lease, will not exceed the amount customarily charged for such a transaction as determined by the foregoing survey.

For the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007, we did not incur such fees.

Operating Expenses

Our Advisor or its affiliates will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007, our Advisor incurred approximately $1,031,000 on our behalf. As of December 31, 2007, we had not reimbursed our Advisor or its affiliates for such expenses.

Financing Coordination Fees

Our Advisor will be paid financing coordination fees in connection with the origination or refinancing of any debt financing obtained that we use to acquire properties in an amount equal to 1.0% of the amount available under such financing; provided, however, that our Advisor will not be entitled to a financing coordination fee in connection with the refinancing of any loan secured by any particular property that was previously subject to a refinancing in which our Advisor received such a fee. Financing coordination fees payable from loan proceeds from permanent financing will be paid to our Advisor as we acquire such permanent financing. However, no financing coordination fees will be paid on the investments of loan proceeds from any line of credit until such time as we have invested all net offering proceeds. It is anticipated that the advisor will pay some or all of the financing coordination fees to third parties with whom it subcontracts to coordinate financing for us.

~24~

Liquidity Stage

Real Estate Sales Commission

Our Advisor or its affiliates will be paid, for a substantial amount of services relating to a sale of one or more properties, a real estate sales commission up to the lesser of 3.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors and will not exceed market norms. The amount of disposition fees paid, including real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007, we did not incur such fees.

Subordinated Participation Interest

REITPlus Holdings, LLC, a subsidiary of AmREIT, is the holder of the special units, and as such, may be entitled to receive certain cash distributions so long as the special units remain outstanding as well as a potential one-time cash payment upon the redemption of the special units. Except in limited circumstances, the holder of the special units shall not be entitled to receive any payment from us or our Operating Partnership. In addition, it is possible that certain of our stockholders would receive more or less than the 7.0% cumulative non-compounded annual pre-tax return on net capital contributions (less amounts paid to redeem common units) prior to the commencement of distributions to the holder of the special units or the redemption of the special units.

Subordinated Distribution of Net Sales Proceeds

So long as the special units remain outstanding and only if we liquidate our portfolio while our Advisor is serving as our advisor, the holder of the special units will receive 15.0% of the net sales proceeds received by our Operating Partnership on dispositions of its assets and properties after the other holders of the common units, including us, have received, in the aggregate, cumulative distributions from operating income, sales proceeds or other sources equal to their capital contributions (less amounts paid to redeem common units) plus a 7.0% cumulative non-compounded annual pre-tax return on their net capital contributions.  Actual amounts depend upon the sales prices of properties upon liquidation.  For the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007, we did not incur such distributions.

Subordinated Redemption Payment Upon Listing or Termination of Advisory Agreement

The special units will be redeemed by our Operating Partnership, resulting in a one-time redemption payment to the holder of the special units, upon the earliest to occur of the following events: (1) the listing of our common stock on a national securities exchange, which we refer to as a listing liquidity event; or (2) the termination or non-renewal of the Advisory Agreement, which we refer to as an Advisory Agreement termination event, (a) without ‘‘cause,” as defined in the Advisory Agreement, (b) in connection with a merger, sale of assets or transaction involving us pursuant to which a majority of our directors then in office are replaced or removed, (c) by our Advisor for ‘‘good reason,” as defined in the Advisory Agreement, or (d) by us or our Operating Partnership other than for ‘‘cause.”  Upon a listing liquidity event, the one-time redemption payment to the holder of the special units will be in the form of a non-interest bearing promissory note having a value equal to the amount that would have been distributed with respect to the special units if our Operating Partnership had distributed to the holders of common units upon liquidation an amount equal to the market value of our listed shares based upon the average share price for the 30-day period beginning 90 days after such listing. Upon an Advisory Agreement termination event, the one-time redemption payment to the holder of the special units will be in the form of a non-interest bearing promissory note in an amount that would have been distributed with respect to the special units as described above if our Operating Partnership had liquidated all of its assets at the appraised value on the date of termination and distributed the net sales proceeds to the holders of common units.  For the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007, we did not incur such payments.

Certain Conflict Resolution Restrictions and Procedures

 Independent Directors

In order to reduce or eliminate potential conflicts of interest, our independent directors, as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board or the Advisor and its affiliates could reasonably be compromised. However, the independent directors may not take any action which under Maryland law must be taken by the entire board of directors or which is not otherwise within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the agreement with the dealer manager;
•	transactions with affiliates, including our directors and officers; and
•	pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board and the independent directors.

Allocation of Investment Opportunities

In the Advisory Agreement, AmREIT has agreed that in the event an investment opportunity becomes available which is suitable, under all of the factors considered by our Advisor, for us and one or more other public or private entities affiliated with our Advisor or its affiliates, for which both entities have sufficient uninvested funds, then with respect to any real estate investment that AmREIT deems, in good faith, to be a Tomorrow’s Irreplaceable Corner investment, the investment opportunity will first be offered to us. In determining whether or not an investment opportunity is suitable for more than one program, AmREIT shall examine, among others, the following factors:

•	the anticipated cash flow of the property to be acquired and the cash requirements of each program;
•	the effect of the acquisition both on diversification of each program’s investments by type of property and geographic area, and on diversification of the tenants of its properties;
•	the policy of each program relating to leverage of properties;
•	the income tax effects of the purchase for each program;
•	the size of the investment;
•	the estimated economic risks and returns; and
•	the amount of funds available to each program and the length of time such funds have been available for investment.

If a subsequent event or development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our board of directors, including a majority of the independent directors, and our Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with our Advisor or its affiliates will make the investment. Our board of directors, including the independent directors, has a duty to ensure that the method used by our Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties shall be reasonable and is applied fairly to us.

Related Person Transactions

As of the date of this annual report, there are no related persons that had or have a direct or indirect material interest in transactions with us or any of our affiliates.

~25~

Item 14.                                Principal Accountant Fees and Services.

KPMG LLP has served as our registered public accounting firm since our inception and has audited our consolidated financial statements for the period from May 16, 2007 (Date of Initial Capitalization) through December 31, 2007.

The following table lists the fees for services rendered by our independent auditors for 2007:

Services	2007

Audit Fees (1)	$74,515
Audit Related Fees (2)	—
Tax Fees (3)	—
All Other Fees	—
Total	$74,515

(1)
Audit fees consisted of the audit of our opening consolidated balance sheet and estimated fees related to the audit of our yearend financial statements.  Until we meet our minimum offering requirements, substantially all costs that we incur are the obligations of our Sponsor.  Accordingly, these fees have not been recorded in the accompanying financial statements.

(2)	Audit-related fees consist of financial accounting and reporting consultations.
(3)	Tax services consist of tax compliance and tax planning and advice.

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REITPlus, Inc.
(Registrant)

By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President

Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

H. Kerr Taylor	Chief Executive Officer	March 17, 2008
(principal executive officer)

March 17, 2008
Chad C. Braun	Chief Financial Officer
(principal financial officer)

Brent M. Longnecker	Director	March 17, 2008

March 17, 2008
Scot J. Luther	Director

Mack D. Pridgen III	Director	March 17, 2008

~27~

PART IV

Item 15.                                Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

OF
REITPLUS, INC. AND SUBSIDIARIES

  ~28~

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
REITPlus, Inc.

We have audited the accompanying consolidated balance sheet of REITPlus, Inc. and subsidiaries (the “Company”), as of December 31, 2007 and the related consolidated statements of operations, stockholder's equity and cash flows for the period May 16, 2007 (date of initial capitalization) through December 31, 2007.  These consolidated financial statments are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's control over financial reproting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referrred to above present fairly, in all material respects the financial position of REITPlus, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and cash flows for the period May 16, 2007 (date of initial capitalization) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP
Houston, Texas
March 14, 2008

~F-1~

REITPLUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Cash and cash equivalents	$1,019,608
Accounts receivable	2,827
Accounts receivable - related party	944
TOTAL ASSETS	$1,023,379

LIABILITIES AND stockholder'S EQUITY
Liabilities:
Accounts payable	6,607
Accounts payable - related party	1,000
TOTAL LIABILITIES	7,607

Minority interest in consolidated subsidiary	1,001,000

stockholder's equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
none issued	-
Common stock, $0.01 par value, 1,000 shares and 1,000,000,000 shares
authorized, respectively; 100 shares issued and outstanding	1
Additional paid in capital	999
Retained earnings	13,772
TOTAL STOCKHOLDER'S EQUITY	14,772
TOTAL LIABILITIES AND stockholder'S EQUITY	$1,023,379

The accompanying notes are an integral part of these consolidated financial statements.

~F-2~

REITPLUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MAY 16, 2007 (DATE OF INITIAL CAPITALIZATION)
THROUGH DECEMBER 31, 2007

Revenues	$-

Expenses	-

Net operating income	-

Other income (expense):
Interest and other income	20,380

Income before taxes	20,380
Federal income tax expense	(6,608)

Net income	$13,772

The accompanying notes are an integral part of this consolidated financial statement.

~F-3~

REITPLUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF stockholder’S EQUITY
FOR THE PERIOD FROM MAY 16, 2007 (DATE OF INITIAL CAPITALIZATION) THROUGH DECEMBER 31, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance, May 16, 2007 (initial capitalization)	$-	$-	$-	$-

Contributions	1	999		1,000
Net income	-	-	13,772	13,772

Balance, December 31, 2007	$1	$999	$13,772	$14,772

The accompanying notes are an integral part of this consolidated financial statement.

~F-4~

REITPLUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MAY 16, 2007 (DATE OF INITIAL CAPITALIZATION)
THROUGH DECEMBER 31, 2007

Cash flows from operating activities:
Net income	$13,772
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in accounts receivable	(2,827)
Increase in accounts receivable - related party	(944)
Increase in accounts payable and other liabilities	6,607
Increase in accounts payable - related party	1,000
Net cash provided by operating activities	17,608

Cash flows from financing activities:
Proceeds from equity contribution	1,000
Proceeds from minority interest holders	1,001,000
Net cash provided by financing activities	1,002,000

Net increase in cash and cash equivalents	1,019,608
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$1,019,608

The accompanying notes are an integral part of this consolidated financial statement.

~F-5~

REITPLUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM MAY 16, 2007 (DATE OF INITIAL CAPITALIZATION)
THROUGH DECEMBER 31, 2007

1.          ORGANIZATION AND NATURE OF BUSINESS

REITPlus, Inc. was formed on April 13, 2007 to acquire a portfolio of retail and mixed-use properties, including a combination of stabilized, income-producing properties and value-added opportunities. We are externally managed by REITPlus Advisor, Inc., a wholly-owned subsidiary of AmREIT (AMEX: AMY). If we meet qualification requirements, we intend to elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our first full tax year. The use of the words “we,” “us” or “our” refers to REITPlus, Inc. and its subsidiaries, except where the context otherwise requires.

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. We have commenced a best efforts initial public offering, or the Offering. We are offering a minimum of 200,000 shares of our common stock and a maximum of 50,000,000 shares of our common stock for $10.00 per share and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share.

We anticipate that we will conduct substantially all of our operations through REITPlus Operating Partnership, LP (“REITPlus OP”). Subject to certain restrictions and limitations, our business will be managed by REITPlus Advisor, Inc. (our “Advisor”), an affiliate, pursuant to an advisory agreement. Our Advisor will supervise and manage our day-to-day operations and will select the properties we acquire, subject to oversight by the board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common management. Our Advisor engages wholly-owned subsidiaries of AmREIT, including AmREIT Realty Investment Corporation, AmREIT Construction Company and AmREIT Securities Corporation, to provide various services to us and our properties.

We were initially capitalized on May 16, 2007, but as of December 31, 2007, have not yet commenced our principal operations. Accordingly, as of December 31, 2007, we have neither purchased nor contracted to purchase any investments.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation in Future Financial Statements

We intend to operate in an umbrella partnership REIT structure in which REITPlus OP, or our operating partnership, or wholly-owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. REITPlus, Inc. is the sole general partner of our operating partnership and, as of December 31, 2007, owns a 0.10% general partnership interest therein. AmREIT, the parent of our Advisor, is a limited partner, and, as of December 31, 2007 owns a 99.8% limited partnership interest. Additionally, REITPlus Holdings, LLC, an affiliate of AmREIT which will be partially owned by AmREIT and by AmREIT management, owns a 0.10% special limited partnership interest in REITPlus OP as of December 31, 2007. Management expects our ownership percentage in REITPlus OP to increase significantly as we invest net proceeds from the Offering in REITPlus OP. REITPlus OP has no operations and no assets other than the partners’ initial capital contributions. Because REITPlus, Inc. is the sole general partner of REITPlus OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions will be eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2008. We have not yet qualified as a REIT and have therefore accounted for federal income taxes under the asset and liability method. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to quality as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

3.             RELATED PARTY TRANSACTIONS

On April 23, 2007, REITPlus, Inc. formed REITPlus OP. On May 16, 2007, REITPlus, Inc. made an initial capital contribution to REITPlus OP of $1,000 and AmREIT made an initial limited partner contribution of $1,000,000 to REITPlus OP. REITPlus, Inc. used the proceeds from its sale of stock to AmREIT to make such capital contribution to REITPlus OP. Also on May 16, 2007, REITPlus Holdings, LLC, an affiliate of AmREIT which will be partially owned by AmREIT and by AmREIT management, made an initial special limited partner contribution of $1,000 to REITPlus OP. As of May 16, 2007, REITPlus, Inc. owned a 0.10% general partnership interest, AmREIT owned a 99.8% limited partnership interest and REITPlus Holdings, LLC owned a 0.10% special limited partnership interest in REITPlus OP.

Our organizational and offering costs are paid by our Advisor or its affiliates on our behalf, and, as of December 31, 2007, approximately $1,031,000 of such costs have been incurred. These costs are not recorded in our financial statements because such costs are not our liability until the subscriptions for the minimum number of shares are received and accepted by us. When recorded by us, organizational costs will be expensed as incurred, and offering costs will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our Advisor or its affiliates from the gross proceeds of the offering.

On May 16, 2007, AmREIT purchased 100 shares of common stock of REITPlus, Inc. for total cash consideration of $1,000 and was admitted as the initial stockholder.

4.             STOCKHOLDER’S EQUITY

Common Stock

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. We are offering a minimum of 200,000 shares of our common stock and a maximum of 50,000,000 shares of our common stock for $10.00 per share and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share.

Share Redemption Program

Our board of directors has approved a share redemption program. Subject to certain restrictions and limitations, the share redemption program allows stockholders who have held their shares for a minimum of one year to redeem their shares at a price equal to or at a discount to the purchase price they paid for the shares being redeemed. The discount will vary based upon the length of time the stockholder held the shares subject to redemption. We are not obligated to redeem shares of our common stock under the share redemption plan, and share redemptions will be made at the sole discretion of the board of directors.

Incentive Plan

On October 18, 2007, our board of directors adopted the REITPlus, Inc. 2007 Incentive Plan, or the incentive stock plan. Under the terms of the incentive stock plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.   On October 18, 2007, our board of directors approved the award of 2,000 restricted shares of our common stock to each of our independent directors pursuant to an award agreement and the REITPlus, Inc. 2007 Independent Directors Compensation Plan, or the Incentive Plan.  On January 22, 2008, our board of directors and each independent director, in his individual capacity, approved the cancellation of the award grants to each independent director of 2,000 restricted shares of our common stock.  These shares were not recorded in the accompanying financial statements as they were deemed to be of immaterial value at the date of issuance.

~F-6~

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
1.1	Dealer Manager Agreement, dated October 30, 2007, by and between REITPlus, Inc. and AmREIT Securities Company (incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-143515), filed on November 1, 2007)
1.2	Form of Participating Broker-Dealer Agreement (included as Appendix A to Exhibit 1.1)
3.2	Amended and Restated Bylaws of REITPlus, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (File No. 333-143515), filed on July 20, 2007)
3.3	Articles of Amendment and Restatement of REITPlus, Inc. (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-143515), filed on November 1, 2007)
4.1	Form of Subscription Agreement (included in the Company's Prospectus, as filed on November 21, 2007, as Appendix A and incorporated herein by reference
4.2	Distribution Reinvestment Plan (included in the Company's Prospectus, as filed on November 21, 2007, as Appendix B and incorporated herein by reference-
10.1	Escrow Agreement, dated October 30, 2007, by and among REITPlus, Inc., AmREIT Securities Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-143415), filed on Novmeber 1, 2007)
10.2	Advisory Agreement, dated as of October 30, 2007, by and among REITPlus, Inc., REITPlus Operating Partnership, LP, REITPlus Advisor, Inc. and AmREIT (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 33-143415), filed on November 1, 2007)
10.3	First Amended and Restated Limited Partnership Agreement of REITPlus Operating Partnership, LP, dated October 31, 2007 (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-143415), filed on November 1, 2007
10.4	REITPlus, Inc. 2007 Independent Directors Stock Incentive Plan, dated October 31, 2007 (incorporated by refeence to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-143415), filed on November 1, 2007
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21,1 to the Company's Registration Statement on Form S-11 (File No. 333-143415), filed on May 31, 2007)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

~F-7~