Form 10-K/A
period 2007-12-31
REITPlus, Inc.
filed 2008-03-31
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No 1. to the Annual Report on Form 10-K of REITPlus, Inc. for the fiscal year ended December 31, 2007 is being filed for the purpose of (1) correcting the disclosure related to the number of shares beneficially owned by all of our directors and executive officers as a group on page 23 of the Form 10-K and (2) adding the signatures of the Company’s directors on page 27 of the Form 10-K which were inadvertently omitted. This amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures except as stated above.

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Precentage
AmREIT	100	(2)	100%
H. Kerr Taylor (Chairman of the Board, CEO and President)	—		—
Chad C. Braun (EVP, CFO, Treasurer and Director)	—		—
Brent M. Longnecker (Independent Directors)	0		0%
Scot J. Luther (Independent Director)	0		0%
Mack D. Pridgen III (Independent Director)	0		0%
All directors and executive officers as a group (5 people)	0		0%

(1)	The address of each beneficial owner listed is c/o AmREIT, 8 Greenway Plaza, Suite 1000, Houston, Texas 77046.
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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	—	—	2,000,000	(2)
Equity Compensation plans not approved by security holders	—	—	—
Total	—	—	2,000,000

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

REITPlus, Inc.
(Registrant)

By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President

Date:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/H. Kerr Taylor
H. Kerr Taylor	Chief Executive Officer	March 31, 2008
(principal executive officer)

/s/Chad C. Braun		March 31, 2008
Chad C. Braun	Chief Financial Officer
(principal financial officer)

/s/Brent M. Longnecker
Brent M. Longnecker	Director	March 31, 2008

/s/Scot J. Luther		March 31, 2008
Scot J. Luther	Director

/s/Mack D. Pridgen III
Mack D. Pridgen III	Director	March 31, 2008

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