Form 10-Q
period 2008-03-31
REITPlus, Inc.
filed 2008-05-14
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number: 333-143415
(Name of registrant as specified in its charter)
Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-8857707 (I.R.S. Employer Identification No.)
8 GREENWAY PLAZA, SUITE 1000 HOUSTON, TEXAS (Address of Principal Executive Offices)	77046 (Zip Code)

713-850-1400 (Registrant’s Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

REITPLUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

Cash and cash equivalents	$1,025,828	$1,019,608
Accounts receivable	1,052	2,827
Accounts receivable - related party	583	944
TOTAL ASSETS	$1,027,463	$1,023,379

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable	8,372	6,607
Accounts payable - related party	-	1,000
TOTAL LIABILITIES	$8,372	$7,607

Minority interest in consolidated subsidiary	1,001,000	1,001,000

Stockholder's equity:

Preferred stock, $0.01 par value, 50,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value, 1,000,000,000 shares
authorized; 100 shares issued and outstanding	1	1
Additional paid in capital	999	999
Retained earnings	17,091	13,772
TOTAL STOCKHOLDER'S EQUITY	$18,091	$14,772
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,027,463	$1,023,379

The accompanying notes are an integral part of these consolidated financial statements.

~F-1~

REITPlUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2008
(unaudited)

Revenues	$-

Expenses	-

Net operating income	-

Other income (expense):
Interest and other income	5,083

Income before taxes	5,083
Federal income tax expense	(1,764)

Net income	$3,319

The accompanying notes are an integral part of these consolidated financial statements.

~F-2~

REITPLUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the three months ended March 31, 2008
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance, December 31, 2007	$1	$999	$13,772	$14,772

Net income	-	-	3,319	3,319

Balance, March 31, 2008	$1	$999	$17,091	$18,091

The accompanying notes are an integral part of these consolidated financial statements.

~F-3~

REITPLUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008
(unaudited)

Cash flows from operating activities:
Net income	$3,319
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease in accounts receivable	1,775
Decrease in accounts receivable - related party	361
Increase in accounts payable and other liabilities	1,765
Decrease in accounts payable - related party	(1,000)
Net cash provided by operating activities	6,220

Net increase in cash and cash equivalents	6,220
Cash and cash equivalents, beginning of period	1,019,608
Cash and cash equivalents, end of period	$1,025,828

The accompanying notes are an integral part of these consolidated financial statements.

~F-4~

REITPLUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)

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

We anticipate that we will conduct substantially all of our operations through our subsidiary, REITPlus Operating Partnership, LP (“REITPlus OP”). Subject to certain restrictions and limitations, our business will be managed by REITPlus Advisor, Inc. (our “Advisor”), an affiliate, pursuant to an advisory agreement. Our Advisor will supervise and manage our day-to-day operations and will select the properties we acquire, subject to oversight by the board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common management. Our Advisor engages wholly-owned subsidiaries of AmREIT, including AmREIT Realty Investment Corporation, AmREIT Construction Company and AmREIT Securities Corporation (our “Dealer Manager”), to provide various services to us and our properties.

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. We are conducting a best efforts initial public offering (the “Offering”), in which we are offering a minimum of 200,000 shares of our common stock to the public aggregating at least $2,000,000, or the minimum offering, and a maximum of 50,000,000 shares of our common stock for $10.00 per share to the public and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan (the "DRIP") at $9.50 per share, aggregating up to $550,000,000, or the maximum offering. Shares purchased by our executive officers and directors, our Dealer Manager and our Advisor or its affiliates will not count toward the minimum subscription requirements.

We were initially capitalized on May 16, 2007, but as of March 31, 2008, have not yet commenced our principal operations. Accordingly, as of March 31, 2008, we have neither purchased nor contracted to purchase any investments.  See Subsequent Events in Note 5.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation in Future Financial Statements

We intend to operate in an umbrella partnership REIT structure in which REITPlus OP, or our operating partnership, or wholly-owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. REITPlus, Inc. is the sole general partner of our operating partnership and, as of March 31, 2008, owns a 0.10% general partnership interest therein. AmREIT, the parent of our Advisor, is a limited partner, and, as of March 31, 2008, owns a 99.8% limited partnership interest. Additionally, REITPlus Holdings, LLC, an affiliate of AmREIT which will be partially owned by AmREIT and by AmREIT management, owns a 0.10% special limited partnership interest in REITPlus OP. Management expects our ownership percentage in REITPlus OP to increase significantly as we invest net proceeds from the Offering in REITPlus OP. REITPlus OP has no operations and no assets other than the partners’ initial capital contributions. Because REITPlus, Inc. is the sole general partner of REITPlus OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions will be eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

Federal - We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2008. We have not yet qualified as a REIT and have therefore accounted for federal income taxes under the asset and liability method. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a tax provision of $36 and $0 for the three months ended March 31, 2008 and 2007, respectively.

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

Our organizational and offering costs are paid by our Advisor or its affiliates on our behalf, and, as of March 31, 2008, approximately $1,611,000 of such costs have been incurred. These costs are not recorded in our financial statements because such costs are not our liability until the subscriptions for the minimum number of shares are received and accepted by us. When recorded by us, organizational and offering costs will be expensed as incurred, and offering costs will be deferred and charged to stockholder’s equity as such amounts are reimbursed to our Advisor or its affiliates from the gross proceeds of the offering. Pursuant to the advisor agreement, we will only reimburse our Advisor for organizational and offering expenses in an amount equal to 1.25% of the gross proceeds of the Offering (exclusive of proceeds from the distribution reinvestment plan).  See Subsequent Events in Note 5.

On May 16, 2007, AmREIT purchased 100 shares of common stock of REITPlus, Inc. for total cash consideration of $1,000 and was admitted as the initial stockholder.

~F-5~

4.	STOCKHOLDER’S EQUITY

Common Stock

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. We are offering a minimum of 200,000 shares of our common stock and a maximum of 50,000,000 shares of our common stock in our primary offering for $10.00 per share and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share.

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

5.	SUBSEQUENT EVENTS

As of May 9, 2008, excluding shares purchased by our executive officers and directors, our Dealer Manager and our Advisor and its affiliates, we had received and accepted subscriptions in our Offering for 250,232 shares of our common stock, or $2.5 million, thereby exceeding the minimum offering. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and are available for the acquisition of properties and other purposes disclosed in our Registration Statement on Form S-11 (File No. 333-143415, effective November 21, 2007) filed with the Securities and Exchange Commission.

We anticipate acquiring a 10% interest in Shadow Creek Ranch Shopping Center through a joint venture with JP Morgan Strategic Property Fund (80%) and AmREIT Monthly Income & Growth Fund IV, LP (10%).  Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery anchored shopping center located in Pearland, Texas.  On February 20, 2008 our Board of Directors approved the acquisition and investment into the joint venture, subject to receiving subscription proceeds in our initial public offering equal to at least $2.0 million in accordance with our escrow agreement with Wells Fargo, N.A.

~F-6~

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to AmREIT and our subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

Certain information presented in this Form 10-Q constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties and the ability to meet development schedules. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report, as well as our 2007 consolidated financial statements and notes thereto included in our filing on Form 10-K for the year ended December 31, 2007. Historical results and trends which might appear should not be taken as indicative of future operations.

OVERVIEW

We will use the net proceeds from our Offering to make investments in real property and to pay fees and expenses. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire, develop and operate real properties.

As of March 31, 2008, we had not yet acquired nor contracted to acquire any specific real property with the proceeds from our Offering. The number and type of properties we may acquire will depend upon real estate market conditions, the amount of proceeds we raise in our Offering and other circumstances existing at the time we are acquiring our properties. See Subsequent Events.

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

The proceeds of our Offering will provide funds to enable us to purchase properties. Our advisor and its affiliates will receive compensation and fees for services related to this offering and for the investment and management of our assets, subject to the review and approval of our independent directors. We may acquire assets free and clear of permanent mortgage indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or certain assets with debt. The proceeds from any loans will be used to acquire additional properties, increase cash flow, to further diversify our portfolio and for other uses.

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

We believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes for the tax year ending December 31, 2008, and, once we so qualify, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of shares of our common stock will be monitored to ensure that no more than 50.0% in value of our outstanding shares of common stock is owned, directly or indirectly, by five or fewer individuals at any time. We also will determine, on a quarterly basis, that the gross income, asset and distribution tests as described elsewhere in this report are satisfied.

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real properties, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. The Advisor, subject to the oversight of the board, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in properties, we may decide to temporarily invest any unused proceeds from our Offering in certain investments that could yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Results of Operations

As of the date of this report, we are in our organizational and development stage and have not commenced significant operations.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements.

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

~1~

REIT Compliance

In order to qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, in order to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our REIT taxable income each year.

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

As of March 31, 2008, we had not commenced our principal operations.  As a result, we have not generated meaningful FFO for the three months ended March 31, 2008.

Contractual Obligations

As of March 31, 2008, we had not commenced our principal operations.  As a result, we have not entered into any material contracts.

Subsequent Events

Status of our Offering

As of May 9, 2008, excluding shares purchased by our executive officers and directors, our Dealer Manager and our Advisor and its affiliates, we had received and accepted subscriptions in our Offering for 250,232 shares of our common stock, or $2.5 million thereby exceeding the minimum offering. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and are available for the acquisition of properties and other purposes disclosed in our Registration Statement on Form S-11 (File No. 333-143415, effective November 21, 2007) filed with the Securities and Exchange Commission.

Potential Property Acquisitions

We anticipate acquiring a 10% interest in Shadow Creek Ranch Shopping Center through a joint venture with JP Morgan Strategic Property Fund (80%) and AmREIT Monthly Income & Growth Fund IV, LP (10%).  Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery anchored shopping center located in Pearland, Texas.  On February 20, 2008 our Board of Directors approved the acquisition and investment into the joint venture, subject to receiving subscription proceeds in our initial public offering equal to at least $2.0 million in accordance with our escrow agreement with Wells Fargo, N.A.

Distributions

We have paid no distributions to stockholders as of May 14, 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

As March 31, 2008, we had not commenced our principal operations.  As a result, we had no debt outstanding and currently do not use derivative financial instruments as part of our interest rate risk management approach.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

~2~

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

(a)	Not applicable.
(b)	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this report.

~3~

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REITPlus, Inc.
(Registrant)

By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President

Date: May 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ H. Kerr Taylor	Chief Executive Officer	May 14, 2008
H. Kerr Taylor
(principal executive officer)

/s/ Chad C. Braun	Chief Financial Officer	May 14, 2008
Chad C. Braun
(principal financial officer)

/s/ Brent M. Longnecker	Director	May 14, 2008
Brent M. Longnecker

/s/ Scot J. Luther	Director	May 14, 2008
Scot J. Luther

/s/ Mack D. Pridgen III	Director	May 14, 2008
Mack D. Pridgen III

~4~

EXHIBIT LIST TO
FIRST QUARTER 2008 FORM 10-Q
REITPLUS, INC.

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of REITPlus, Inc. (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-143515), filed on November 1, 2007)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of REITPlus, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-143515), filed on April 24, 2008 (“Post-Effective Amendment No. 1))

3.2
Amended and Restated Bylaws of REITPlus, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (File No. 333-143515), filed on July 20, 2007

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to Post-Effective Amendment No. 1)
4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix B to Post-Effective Amendment No. 1)
10.1	Shadow Creek JV Agreement
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer
32.2	Certification of Principal Financial Officer

~5~