Form 10-Q
period 2008-06-30
REITPlus, Inc.
filed 2008-08-14
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ¨	Accelerated Filer ☐
Non-Accelerated Filer (do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2008
Common Stock, $0.01 par value	517,666 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

REITPLUS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)

Investment in non-consolidated entities	$4,019,802	$-
Net real estate investments	4,019,802	-

Cash and cash equivalents	337,069	1,019,608
Accounts receivable	239	2,827
Accounts receivable - related party	-	944
Other assets	53,451	-
TOTAL ASSETS	$4,410,561	$1,023,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$78,461	$6,607
Accounts payable - related party	207,293	1,000
TOTAL LIABILITIES	285,754	7,607

Minority interest in consolidated subsidiary	998,379	1,001,000

Stockholders' equity:

Preferred stock, $0.01 par value, 50,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value, 1,000,000,000 shares
authorized; 376,936 and 100 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	3,769	1
Additional paid-in capital	3,388,752	999
Accumulated distributions in excess of earnings	(266,093)	13,772
TOTAL STOCKHOLDERS' EQUITY	3,126,428	14,772
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,410,561	$1,023,379

See notes to consolidated financial statements.

~1~

REITPLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 For the three and six month periods ended June 30, 2008 and for the period from May 16, 2007 (inception) through June 30, 2007
(unaudited)

	Three months ended June 30, 2008	For the period from May 16, 2007 (inception) through June 30, 2007	Six months ended June 30, 2008	For the period from May 16, 2007 (inception) through June 30, 2007

Earnings (loss) from non-consolidated entity	$(19,636)	$-	$(19,636)	$-

Expenses:
General and administrative	110,667	-	110,667	-
General and administrative - related party	27,344	-	27,344	-
Legal and professional	129,518	-	129,518	-
Total expenses	267,529	-	267,529	-

Operating loss	(287,165)	-	(287,165)	-

Other income (expense):
Interest income	4,476	2,567	9,559	2,567
Minority interest in loss of consolidated subsidiaries	2,621	-	2,621	-
Texas margin tax expense	(50)	-	(86)	-
Income tax benefit (expense)	1,728	(832)	-	(832)
Total other income	8,775	1,735	12,094	1,735

Net income (loss)	$(278,390)	$1,735	$(275,071)	$1,735

See notes to consolidated financial statements

~2~

REITPLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2008
(unaudited)

	Common stock	Additional paid-in capital	Accumulated distributions in excess of earnings	Total

Balance, December 31, 2007	$1	$999	$13,772	$14,772

Net loss	-	-	(275,071)	(275,071)
Contributions, net of issuance costs of $376,836	3,768	3,387,753	-	3,391,521
Distributions	-	-	(4,794)	(4,794)

Balance, June 30, 2008	$3,769	$3,388,752	$(266,093)	$3,126,428

See notes to consolidated financial statements

~3~

REITPLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and for
 The Period from May 16, 2007 (inception) through June 30, 2007
(unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(275,071)	$1,735
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Amortization of prepaid expenses	74,691	-
Loss from non-consolidated entity	19,636	-
Minority interest in loss of consolidated subsidiary	(2,621)	-
Decrease in accounts receivable	2,588	-
Decrease in accounts receivable - related party	944	-
Increase in other assets	(128,142)	-
Increase in accounts payable	71,854	832
Increase in accounts payable - related party	16,855	1,000
Net cash (used in) provided by operating activities	(219,266)	3,567

Cash flows from investing activities:
Investment in non-consolidated entity	(3,850,000)	-
Net cash used in investing activities	(3,850,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	3,768,357	1,000
Issuance costs	(376,836)	-
Distributions	(4,794)	-
Proceeds from minority interest holders	-	1,001,000
Net cash provided by financing activities	3,386,727	1,002,000

Net (decrease) increase in cash and cash equivalents	(682,539)	1,005,567
Cash and cash equivalents, beginning of period	1,019,608	-
Cash and cash equivalents, end of period	$337,069	$1,005,567

Supplemental schedule of noncash investing and financing activities:

We incurred $189,438 of acquisition costs in conjunction with our investment in Shadow Creek.  Such costs are owed to our Advisor.  These costs were recorded as an increase to investment in non-consolidated entities and were included in accounts payable - related party as of June 30, 2008.

See notes to consolidated financial statements.

~4~

REITPLUS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

1.           ORGANIZATION AND NATURE OF BUSINESS

REITPlus, Inc. was formed on April 13, 2007 to acquire a portfolio of retail and mixed-use properties, including a combination of stabilized, income-producing properties and value-added opportunities. We are externally managed by REITPlus Advisor, Inc., a wholly-owned subsidiary of AmREIT (AMEX: AMY). If we meet qualification requirements, we intend to elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes for the year ended December 31, 2008. The use of the words “we,” “us” or “our” refers to REITPlus, Inc. and its subsidiaries, except where the context otherwise requires.

We anticipate that we will conduct substantially all of our operations through our subsidiary, REITPlus Operating Partnership, LP (“REITPlus OP”). Subject to certain restrictions and limitations, our business will be managed by REITPlus Advisor, Inc. (our “Advisor”), an affiliate, pursuant to an advisory agreement. Our Advisor will supervise and manage our day-to-day operations and will select the properties we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common management. Our Advisor engages wholly-owned subsidiaries of AmREIT, including AmREIT Realty Investment Corporation, AmREIT Construction Company and AmREIT Securities Corporation (our “Dealer Manager”), to provide various services to us and our properties.

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. We are conducting a best efforts initial public offering (the “Offering”), in which we are offering a maximum of 50,000,000 shares of our common stock for $10.00 per share to the public and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan (“the DRIP”) at $9.50 per share, aggregating up to $550,000,000, or the maximum offering.

We commenced our principal operations on April 22, 2008 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering. As of June 30, 2008, we had received $3.8 million for the sale of 376,936 shares of common stock. At June 30, 2008, we owned an investment interest in one property comprising 616,370 square feet of gross leasable area.  See Subsequent Events in Note 7.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We intend to operate in an umbrella partnership REIT structure in which REITPlus OP, our operating partnership, or wholly-owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. REITPlus, Inc. is the sole general partner of REITPlus OP and, as of June 30, 2008, owns a 79.37% general partnership interest therein. AmREIT, the parent of our Advisor, is a limited partner, and, as of June 30, 2008, owns a 20.61% limited partnership interest in REITPlus OP. Additionally, REITPlus Holdings, LLC, an affiliate of AmREIT which will be partially owned by AmREIT and by AmREIT management, owns a 0.02% special limited partnership interest in REITPlus OP. As of June 30, 2008, AmREIT and REITPlus Holdings, LLC hold a 20.63% minority interest in REITPlus OP that we consolidate as a result of our controlling 79.37% financial interest in the partnership.  Management expects our ownership percentage in REITPlus OP to increase significantly as we invest net proceeds from the Offering in REITPlus OP. Because REITPlus, Inc. is the sole general partner of REITPlus OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2007 are derived from our audited financial statements at that date.  In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.

Joint Venture Accounting Policies

The joint venture in which we invest accounts for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Accordingly, they allocate the purchase price of the acquired properties to tangible and intangible assets as well as liabilities acquired. The joint venture computes depreciation using the straight-line method over an estimated life of up to 50 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements. The intangible assets are being amortized over the remaining term of their respective leases.

Environmental Exposures

We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations. However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Receivables

Accounts Receivable - included in accounts receivable are dividends earned on money market funds but not yet received.

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

We believe that it is not more likely than not that we will realize the tax benefits associated with our net loss for the six months ended June 30, 2008.  Accordingly, we have fully reserved for any such benefit as of June 30, 2008.  Further, as discussed above, we intend to make an election to be taxed as a REIT for the year ended December 31, 2008 at which point we will not be subject to federal income tax provided that we comply with the organizational and operational requirements.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a Texas Margin Tax provision of $86 and $0 for the six months ended June 30, 2008 and for the period from May 16, 2007 (inception) through June 30, 2007, respectively.

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

~5~

Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46R), as revised.  FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights.  FIN No. 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate.  As of June 30, 2008 and December 31, 2007, we were not invested in any entities that qualify as variable interest entities pursuant to FIN No. 46R.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In December 2007, the FASB revised SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We currently capitalize acquisition costs as part of the basis of the asset acquired.  Upon effectiveness of SFAS No. 141R we will expense acquisition costs as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Offering Costs

Our Advisor funded all of the organization and offering costs on our behalf. As of June 30, 2008, we have not reimbursed our Advisor for approximately $1,829,012 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs will be treated as a reduction of stockholders’ equity along with sales commissions and dealer manager fees of 6.75% and 3.25%, respectively (See Note 5).  We are obligated to reimburse our advisor for organization and offering costs as we generate proceeds from the Offering.  Organization and offering costs of $62,456 and $1,766,556, respectively, are being reimbursed to our Advisor using a first-in, first-out methodology.  Accordingly, organization costs are being reimbursed prior to any offering costs and are being expensed in the accompanying statement of operations.  Included in legal and professional fees is $47,104 of costs related to our organization.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

3.           INVESTMENTS IN NON-CONSOLIDATED ENTITIES

In May 2008, we acquired a 5.0% interest in AmREIT Shadow Creek Acquisition, LLC (“Shadow Creek”), which owns a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of 616,370 square feet.   In June 2008, we acquired an additional 2.6% interest in Shadow Creek.  The ownership interests were acquired at net book value for $3.9 million from AmREIT Realty Investment Company, an affiliated AmREIT entity.  The remaining 92.4% is owned by an unaffiliated third party (80%) and by two affiliated AmREIT entities, AmREIT Monthly Income & Growth Fund IV, L.P. (10%) and AmREIT Realty Investment Company (2.4%). In July 2008 and August 2008, we acquired an additional 2.0% and 0.4% interest, respectively, in Shadow Creek from AmREIT Realty Investment Company.

We report our investment in this joint venture using the equity method of accounting.  The joint venture leases space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. The term of existing leases is considered to commence as of the date that the joint venture acquires the property for purposes of this calculation.  Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent).  The joint venture defers the recognition of contingent or percentage rental income until the specific targets, as defined in lease agreements, that trigger the contingent or percentage rental income are achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Condensed unaudited financial information for Shadow Creek (at 100%) is summarized as of and for the six months ended June 30, 2008 as follows:

Condensed Balance Sheet	As of June 30, 2008
(In thousands)
Assets
Real Estate Assets	$111,608
Other assets	10,623
Total Assets	$122,231
Liabilities and partners’ capital:
Notes payable	$65,000
Other liabilities	7,455
Partners capital	49,776
Total Liabilities and Partners’ Capital	$122,231

Condensed Statement of Operations	Six months ended June 30, 2008
(In thousands)

Total revenue	$1,847
Depreciation and amortization expense	475
Operating income (loss)	615
Net income (loss)	$(283)

~6~

4.           STOCKHOLDERS’ EQUITY

Common Stock

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. We are offering a maximum of 50,000,000 shares of our common stock in our primary offering for $10.00 per share and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share.  We reached the minimum offering of $2.0 million on April 22, 2008, and had received $3.8 million for the sale of 376,936 shares of common stock as of June 30, 2008.

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

5.           RELATED PARTY TRANSACTIONS

Our Advisor funded all of the organization and offering costs on our behalf. As of June 30, 2008, we have not reimbursed our Advisor for approximately $1,829,012 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs will be treated as a reduction of stockholders’ equity along with sales commissions and dealer manager fees of 6.75% and 3.25%, respectively. Pursuant to the advisor agreement, we will only reimburse our Advisor for organizational and offering expenses in an amount equal to 1.25% of the gross proceeds of the Offering (exclusive of proceeds from the distribution reinvestment plan).  Organization and offering costs are being reimbursed to our Advisor using a first-in, first-out methodology.  Accordingly, organization costs are being reimbursed prior to any offering costs and are being expensed in the accompanying statement of operations.  Included in legal and professional fees is $47,104 of costs related to our organization.

As of June 30, 2008, we have recorded $160,189 in Accounts Payable – Related Party, which consists of insurance costs, acquisition costs, and administrative cost reimbursements associated with our Advisor providing financial reporting services to us.

Certain of our affiliates received fees and compensation during the organizational stage of the entity, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us related to services provided by our affiliates during the three and six months ended June 30, 2008 and for the period from May 16, 2007 (inception) through June 30, 2007:

Type of Service	Three months ended June 30, 2008	For the period from May 16, 2007 (inception) through June 30, 2007	Six months ended June 30, 2008	For the period from May 16, 2007 (inception) through June 30, 2007

Securities commissions, due diligence and marketing reimbursements (1)	$376,836	$-	$376,836	$-
Acquisition costs	189,438	-	189,438	-
Administrative costs reimbursements	27,344	-	27,344	-
	$593,618	$-	$593,618	$-

(1) $254,000 of the securities commissions paid by us to AmREIT Securities Company, an affiliated AmREIT entity, was paid to third-party broker dealers.

In addition to the above fees paid by us, Shadow Creek pays property management, leasing, acquisition and certain other real estate fees to one of our affiliated entities. See also Note 3 regarding investments in non-consolidated entities.

6.           COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

7.   SUBSEQUENT EVENTS
In July 2008, the Board of Directors approved amending the monthly dividend from 3% per annum to 5% per annum for the period from August 1, 2008 through September 30, 2008.

In July 2008 and August 2008, we acquired an additional 2.0% and 0.4% interest, respectively, in Shadow Creek.  The ownership interests were acquired from AmREIT Realty Investment Company, an affiliated AmREIT entity.   Due to these additional investments in Shadow Creek, we now own a 10.0% interest in the multi-tenant retail shopping center.

~7~

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to REITPlus, Inc. and our subsidiary, except where the context otherwise requires.

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

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report, as well as our 2007 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and trends which might appear should not be taken as indicative of future operations.

OVERVIEW

We will use the net proceeds from our Offering to make investments in real property and to pay fees and expenses. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire, develop and operate real properties.

At June 30, 2008, we owned a 7.6% investment interest in AmREIT Shadow Creek Acquisition, LLC (“Shadow Creek”), which owns the Shadow Creek Ranch shopping center, a property comprising 616,370 square feet of gross leasable area.  In July 2008 and August 2008, we acquired an additional 2.0% and 0.4% interest, respectively, in Shadow Creek.  The number and type of properties we may acquire will depend upon real estate market conditions, the amount of proceeds we raise in our Offering and other circumstances existing at the time we are acquiring our properties.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring and operating properties, other than those referred to in this quarterly report.

We commenced our principal operations on April 22, 2008 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering. As of June 30, 2008, we had received $3.8 million for the sale of 376,936 shares of common stock.  This Offering is being made on a “best efforts” basis, whereby our dealer manager and participating broker-dealers are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock.  As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio.  Our inability to raise substantial funds would limit the number and type of investments we make and would increase our fixed operating expenses as a percentage of gross income.  Our financial condition and ability to make distributions could be adversely affected.

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

We believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes for the tax year ending December 31, 2008, and, once we so qualify, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of shares of our common stock will be monitored to ensure that no more than 50.0% in value of our outstanding shares of common stock is owned, directly or indirectly, by five or fewer individuals at any time. We also will determine, on a quarterly basis, that the gross income, asset and distribution tests are satisfied.

Summary of Critical Accounting Policies

The preparation of the condensed consolidated financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Investments in Non-consolidated Entities

We report our investment in this joint venture using the equity method of accounting.  The joint venture leases space to tenants under agreements with varying terms. All leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. The term of existing leases is considered to commence as of the date that the joint venture acquires the property for purposes of this calculation.  Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent).  The joint venture defers the recognition of contingent or percentage rental income until the specific targets as defined in lease agreements that trigger the contingent or percentage rental income are achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Joint Ventures Accounting Policies

The joint ventures in which we invest account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Accordingly, they allocate the purchase price of the acquired properties to tangible and intangible assets as well as liabilities acquired. The joint ventures compute depreciation using the straight-line method over an estimated life of up to 50 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements. The intangible assets are being amortized over the remaining term of their respective leases.

~8~

Offering Costs

Our Advisor funded all of the organization and offering costs on our behalf. As of June 30, 2008, we have not reimbursed our Advisor for approximately $1,829,012 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs will be treated as a reduction of stockholders’ equity along with sales commissions and dealer manager fees of 6.75% and 3.25%, respectively. (See Note 5.)

We are obligated to reimburse our advisor for organization and offering costs as we generate proceeds from the Offering.  Organization and offering costs are being reimbursed to our Advisor using a first-in, first-out methodology.  Accordingly, organization costs are being reimbursed prior to any offering costs and are being expensed in the accompanying statement of operations.  Included in legal and professional fees is $47,104 of costs related to our organization.

Results of Operations

We commenced our principal operations on April 22, 2008 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering. As of June 30, 2008, we had received $3.8 million for the sale of 376,936 shares of common stock.  On May 12, 2008, we acquired a 5% investment interest Shadow Creek and in June 2008 acquired another 2.6% interest.

We report our investments in joint ventures under the equity method of accounting.

For the Three and Six Months Ended June 30, 2008

Loss From Non-Consolidated Entity.  Loss from non-consolidated entity of approximately $20,000 represents our ownership portion of Shadow Creek’s net loss for the period from our acquisition (May 12, 2008) through June 30, 2008.

General & Administrative. General and administrative expenses of approximately $111,000 consist of insurance expenses and directors’ fees.  We became obligated for and recognized $65,000 of such costs upon commencement of our principal operations on April 22, 2008, $21,000 of which were incurred by our Advisor during the period from May 16, 2007 (inception) through December 31, 2007.

General & Administrative – Related Party. General and administrative expenses owed to our Advisor of approximately $27,000 primarily represented reimbursements to our advisor for their costs incurred in providing financial reporting services to us.

Legal & Professional Fees. Legal and professional fees of approximately $130,000 consisted of audit fees and organization costs.  The organization costs represent legal fees that were incurred by our Advisor on our behalf.  We became obligated for and recognized $106,000 of such costs upon commencement of our principal operations on April 22, 2008, $58,000 of which were incurred by our Advisor during the period from May 16, 2007 (inception) through December 31, 2007.

Interest Income.  Interest income increased approximately $2,000 to approximately $4,000 for the three months ended June 30, 2008 and increased approximately $7,000 to approximately $10,000 for the six months ended June 30, 2008.   These increases were primarily attributable to a higher balance invested in government security money market accounts as a result of our ongoing Offering and related receipt of proceeds from the sale of common stock to investors.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand as well as through net cash provided by property operations and cash provided through financing activities.  We expect to meet our long-term liquidity requirements through net proceeds from the sale of our stock, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.   Until we acquire properties, we invest all excess cash in short-term investments or overnight funds. This investment strategy allows us to offset the interest costs from any fixed-rate mortgage loans and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

As of June 30, 2008 and December 31, 2007, our cash and cash equivalents totaled approximately $337,000 and approximately $1.0 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2008 and for the period from May 16, 2007 (inception) through June 30, 2007 are as follows (in thousands):

	Six months ended June 30, 2008	For the period from May 16, 2007 (inception) through June 30, 2007
Operating activities	$(219)	$4
Investing activities	$(3,850)	$-
Financing activities	$3,387	$1,002

Net cash flows used in operating activities increased approximately $223,000 to approximately $219,000 in net cash outflows for the six months ended June 30, 2008 compared to approximately $4,000 in net cash inflows for the period from May 16, 2007 (inception) through June 30, 2007.  This increase in operating outflows is primarily attributable to an increase of $185,000 in the net loss before amortization, loss from non-consolidated entity and minority interest in loss of consolidated subsidiary during the 2008 period.  This increase in operating outflows was coupled with a $38,000 net decrease in working capital cash flows.  This net working capital decrease was comprised primarily of a $128,000 paid for directors’ and officers’ insurance which was partially offset by an $87,000 increase in accounts payable related to operating costs incurred, but not paid for as of June 30, 2008.

Net cash flows used in investing activities increased approximately $3.9 million for the six months ended June 30, 2008 as compared to no cash outflows for the period from May 16, 2007 (inception) through June 30, 2007. This increase was due to our investment interest in Shadow Creek.

Net cash flows provided by financing activities increased approximately $2.4 million to $3.4 million for the six months ended June 30, 2008 compared to approximately $1.0 million for the period from May 16, 2007 (inception) through June 30, 2007. This increase was attributable to our capital-raising activities during the 2008 period.  We raised $3.4 million (net of $377,000 of issuance costs) during 2008 compared to $1.0 million in 2007 which represented a contribution from our affiliated entity, AmREIT, in conjunction with our formation on May 16, 2007.  This increase was partially offset by an increase in distributions of approximately $5,000 during the 2008 period.  We made no distributions in the 2007 period.

REITPlus may be required by our Advisor to establish working capital reserves from offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

Distributions

As of June 30, 2008, none of our distributions paid were funded from operations.

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

We commenced our principal operations on April 22, 2008 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering. As of June 30, 2008, we had received $3.8 million for the sale of 376,936 shares of common stock. At June 30, 2008, we owned an investment interest in one property comprising 616,370 square feet of gross leasable area which we acquired on May 12, 2008.  Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO:

	Three months ended June 30, 2008	For the period from May 16, 2007 (inception) through June 30, 2007	Six months ended June 30, 2008	For the period from May 16, 2007 (inception) through June 30, 2007
Net income (loss)	$(278,390)	$1,735	$(275,071)	$1,735
Adjustments for non-consolidated entity	10,503	-	10,503	-
Total Funds From Operations	$(267,887)	$1,735	$(264,568)	$1,735

~9~

Subsequent Events

Property Acquisitions

In July 2008 and August 2008, we acquired an additional 2.0% and 0.4% interest, respectively, in Shadow Creek.  The ownership interests were acquired from AmREIT Realty Investment Company, an affiliated AmREIT entity.   Due to these additional investments in Shadow Creek, we now own a 10.0% interest in the multi-tenant retail shopping center.

Distributions

We have paid approximately $5,000 to stockholders as of June 30, 2008.  In July 2008, the Board of Directors approved amending the monthly dividend from 3% per annum to 5% per annum for the period from August 1, 2008 through September 30, 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is provided elsewhere herein and in “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes in market risk from the information provided under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, we had no debt outstanding and currently do not use derivative financial instruments as part of our interest rate risk management approach.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, for a full discussion of risk factors, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or our future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

(a)  The following exhibits are filed or furnished as part of this report.

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of REITPlus, Inc. (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-143515), filed on November 1, 2007).

3.1.1
Articles of Amendment to the Articles of Amendment and Restatement of REITPlus, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-143515), filed on April 24, 2008 (“Post-Effective Amendment No. 1)).

3.2
Amended and Restated Bylaws of REITPlus, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (File No. 333-143515), filed on July 20, 2007.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 14, 2008 (filed herewith).
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 14, 2008 (filed herewith).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

~10~

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REITPlus, Inc.
                            (Registrant)

 Date: August 14, 2008

By: /s/ H. Kerr Taylor
H. Kerr Taylor
President and Chief Executive Officer

By: /s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer, and Treasurer

~11~

EXHIBIT 31.1

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, H. Kerr Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of REITPlus, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of trust managers (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2008	By:	/s/ H. Kerr Taylor, President and Chief Executive Officer

EXHIBIT 31.2

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Chad C. Braun, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of REITPlus, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of trust managers (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2008	By:	/s/ Chad C. Braun, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REITPlus, Inc. (“REITPlus”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, H. Kerr Taylor, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 14, 2008	By:	/s/ H. Kerr Taylor, President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REITPlus, Inc. (“REITPlus”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chad C. Braun, Executive Vice President, Chief Financial Officer and Treasurer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 14, 2008	By:	/s/ Chad C. Braun, Executive Vice President, Chief Financial Officer and Treasurer