Form 10-Q
period 2009-09-30
AmREIT, Inc.
filed 2009-11-25
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-159610

AmREIT, Inc.
(Name of registrant as specified in its charter)

Maryland	20-8857707
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000	77046
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (713) 850-1400

REITPlus, Inc.
(Former name)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 23, 2009
Common Stock, $0.01 par value	752,307 shares

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

REITPLUS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008

	(unaudited)
ASSETS
Investment in non-consolidated entity	$5,046,872	$5,074,248
Investment in AmREIT common shares	195,588	—
Net real estate investments	5,242,460	5,074,248

Cash and cash equivalents	774,990	1,805,287
Accounts receivable	—	8
Other assets	75,243	—
TOTAL ASSETS	$6,092,693	$6,879,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and other liabilities	$313	$16,272
Accounts payable - related party	51,878	49,671
TOTAL LIABILITIES	52,191	65,943

Stockholders’ equity:
REITPlus, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 752,307 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	7,523	7,523
Additional paid-in capital	6,733,434	6,733,434
Accumulated distributions in excess of earnings	(1,629,839)	(889,630)
TOTAL REITPLUS, INC. STOCKHOLDERS’ EQUITY	5,111,118	5,851,327

Non-controlling interests	929,384	962,273
TOTAL STOCKHOLDERS’ EQUITY	6,040,502	6,813,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,092,693	$6,879,543

See notes to consolidated financial statements.

REITPLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Loss of non-consolidated entity	$(78,783)	$(57,953)	$(235,867)	$(77,589)

Expenses:
General and administrative	51,321	73,941	186,820	184,609
General and administrative - related party	22,579	27,265	105,776	54,609
Asset management fees - related party	13,556	—	40,667	—
Legal and professional	8,847	110,177	63,540	239,695
Total expenses	96,303	211,383	396,803	478,913

Operating loss	(175,086)	(269,336)	(632,670)	(556,502)

Other income (expense):
Interest and dividend income	11,314	2,634	32,852	12,193
State tax expense	(52)	—	(890)	(85)
Total other income	11,262	2,634	31,962	12,108

Net loss, including non-controlling interests	(163,824)	(266,702)	(600,708)	(544,394)

Net loss attributable to non-controlling interests	7,549	11,693	32,889	14,314

Net loss attributable to REITPlus, Inc.	$(156,275)	$(255,009)	$(567,819)	$(530,080)

See notes to consolidated financial statements.

REITPLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2009
(unaudited)

	REITPlus, Inc. Stockholders’ Equity
	Common stock	Additional paid- in capital	Accumulated distributions in excess of earnings	Non-controlling interests	Total
Balance, December 31, 2008	$7,523	$6,733,434	$(889,630)	$962,273	$6,813,600

Net loss	—	—	(567,819)	(32,889)	(600,708)
Distributions	—	—	(172,390)	—	(172,390)

Balance, September 30, 2009	$7,523	$6,733,434	$(1,629,839)	$929,384	$6,040,502

See notes to consolidated financial statements.

REITPLUS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss, including non-controlling interests	$(600,708)	$(544,394)
Adjustments to reconcile net loss, including non-controlling interests to net cash used in operating activities:
Amortization of prepaid expenses	85,759	106,785
Loss of non-consolidated entity	235,867	77,589
Decrease in accounts receivable	8	2,630
Increase in accounts receivable - related party	—	(20,536)
Increase in other assets	(161,002)	(128,142)
(Decrease) increase in accounts payable and other liabilities	(15,959)	75,229
Increase in accounts payable - related party	2,207	19,981
Net cash used in operating activities	(453,828)	(410,858)

Cash flows from investing activities:
Investment in non-consolidated entity	(208,491)	(5,260,447)
Investment in AmREIT common shares	(195,588)	—
Net cash used in investing activities	(404,079)	(5,260,447)

Cash flows from financing activities:
Proceeds from sale of common stock	—	6,915,701
Issuance costs	—	(715,974)
Distributions	(172,390)	(32,934)
Net cash (used in) provided by financing activities	(172,390)	6,166,793

Net decrease in cash and cash equivalents	(1,030,297)	495,488
Cash and cash equivalents, beginning of period	1,805,287	1,019,608
Cash and cash equivalents, end of period	$774,990	$1,515,096

See notes to consolidated financial statements.

REITPLUS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

REITPlus, Inc. (“REITPlus”) was formed on April 13, 2007 to acquire an interest in a portfolio of retail and mixed-use properties, including a combination of stabilized, income-producing properties and value-added opportunities. We are externally managed by REITPlus Advisor, Inc., a wholly-owned subsidiary of AmREIT, a Maryland real estate investment trust (“AmREIT”). We elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The use of the words “we,” “us” or “our” refers to REITPlus and its subsidiary, except where the context otherwise requires.

We conduct substantially all of our operations through our subsidiary, REITPlus Operating Partnership, LP (“REITPlus OP”). Subject to certain restrictions and limitations, our business is managed by REITPlus Advisor, Inc. (our “Advisor”), an affiliate, pursuant to an advisory agreement. Our Advisor supervises and manages our day-to-day operations and selects the properties that we acquire, subject to oversight by our board of directors. Our Advisor provides marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common management. Our Advisor engages wholly-owned subsidiaries of AmREIT, including AmREIT Realty Investment Corporation (“ARIC”), to provide various services to us and our properties.

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. In 2008, we conducted a best efforts initial public offering (the “Offering”), in which we offered a maximum of 50,000,000 shares of our common stock for $10.00 per share to the public and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan (“the DRIP”) at $9.50 per share, aggregating up to $550.0 million or the maximum offering.

We commenced our principal operations on April 22, 2008 when we raised the minimum offering amount of $2.0 million pursuant to the terms of our Offering. The Offering was closed on October 4, 2008, and, as of September 30, 2009, we had received approximately $7.5 million from the sale of 752,307 shares of common stock. As of September 30, 2009, we had an investment interest in a non-consolidated entity, which owned one property comprising approximately 593,000 square feet of gross leasable area.

On May 20, 2009, our board of directors approved an agreement and plan of merger between AmREIT, REITPlus and our Advisor. The merger is part of Phase II in AmREIT’s strategic plan, referred to as “Vision 2010,” and combined all AmREIT shares of beneficial interest into a single class of common shares, accomplishing AmREIT’s goal of simplifying its capital structure. The merger was subject to the approval of shareholders of both AmREIT and REITPlus and other customary closing conditions. We believe that the consummation of the merger has better positioned us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and listing of our shares. The cost of the merger was subject to various factors, and we expect the ultimate costs to be as much as $1.3 million, of which we estimate our share to be in the range of $40,000 to $50,000. As of September 30, 2009, we have incurred $11,000 of merger costs. Subsequent to September 30, 2009, on November 24, 2009, the merger with AmREIT was approved by the REITPlus and AmREIT shareholders at the respective special meetings of AmREIT and REITPlus. For financial reporting purposes, AmREIT is the accounting acquirer and therefore is deemed to have acquired the assets and liabilities of REITPlus, effective on the date of the merger. Also effective on the date of the merger, our name was changed to AmREIT, Inc.

During the past two years, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we believe that we have sufficient cash on hand to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants in our joint venture property could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, our joint venture property has the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of our majority-owned subsidiary in which we have a controlling financial interest (see Note 1). Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entity are consistent with those of our subsidiary in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in ASC 810, Consolidation). All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

We operate in an umbrella partnership REIT structure in which REITPlus OP, our operating partnership, or wholly-owned subsidiaries of our operating partnership, owns substantially all of the properties acquired on our behalf. REITPlus is the sole general partner of REITPlus OP and, as of September 30, 2009, owns an 84.46% general partnership interest therein. AmREIT, the parent of our Advisor, is a limited partner, and, as of September 30, 2009, owns a 15.52% limited partnership interest in REITPlus OP. Additionally, REITPlus Holdings, LLC, an affiliate of AmREIT which will be partially owned by AmREIT and by AmREIT management, owns a 0.02% special limited partnership interest in REITPlus OP. As of September 30, 2009, AmREIT and REITPlus Holdings, LLC hold a 15.54% non-controlling interest in REITPlus OP that we consolidate as a result of our controlling 84.46% financial interest in the partnership. Because REITPlus is the sole general partner of REITPlus OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements.

Investments in Non-consolidated Entities

As of September 30, 2009, we have an ownership interest in one property through a joint venture. Although we exercise significant influence over the activities of the property, we do not have a controlling financial interest in it. Accordingly, our joint venture interest in the property is reported under the equity method of accounting pursuant to GAAP. Certain of the significant accounting policies below are applicable specifically to property-level reporting and represent policies that are therefore primarily relevant at the investee entity level as of September 30, 2009.

The joint venture leases space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. When our joint venture acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.

In all cases, we have determined that the joint venture is the owner of any tenant improvements that it funds pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Lease termination fees are recognized in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination the joint venture provides for losses related to unrecovered intangibles and other assets. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Investments in Common Stock

As of September 30, 2009, we have an ownership interest in the common stock of a related entity. This investment is recorded at its acquisition cost and is accounted for under the cost method of accounting as we do not have the ability to exercise significant influence over the entity.

Environmental Exposures

Our joint venture is subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of any known environmental matters will not have a material affect on our joint venture’s financial position, liquidity, or operations. However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the us.

Income Taxes

Federal - We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the “Code”), and are, therefore, not subject to federal income taxes to the extent of dividends paid, provided that we meet all conditions specified by the Code for retaining our REIT status, including the requirement that at least 90% of our REIT taxable income be distributed to stockholders.

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of approximately $890 and $85 for the nine months ended September 30, 2009 and 2008, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In December 2007, the FASB issued an update to ASC 805, Business Combinations. The amended guidance contained in ASC 805 will change the accounting for business combinations. Under the amended guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This amended guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of ASC 805 on January 1, 2009. Such adoption did not have an impact on our results of operations, cash flows or financial condition as we did not acquire any operating properties or entities during the nine months ended September 30, 2009.

In December 2007, the FASB issued an update to ASC 810, Consolidation. The amended guidance contained in ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amended guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of the guidance shall be applied prospectively. Our adoption of the guidance caused our equity to increase as a result of transferring the non-controlling interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging. The amended guidance contained in ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. Under the amended guidance, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, and related hedged items affect an entity’s financial position, financial performance, and cash flows. The amended guidance became effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have any effect on our results of operations or financial position as we have no derivatives.

In April 2008, the FASB issued an update to ASC 350, Intangibles. The amended guidance revises the factors that should be considered in developing renewal or extension assumptions determining the useful life of a recognized intangible asset. The amended guidance will be effective for intangibles acquired during fiscal years beginning after December 15, 2008. The adoption had no effect as we have not acquired any intangibles during the current year.

In May 2009, the FASB issued ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through November 25, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements, however, see Note 1 regarding the approval of our merger with AmREIT.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. We adopted the use of the Codification for the quarter ending September 30, 2009.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

3. NET REAL ESTATE INVESTMENTS

Investment in Non-consolidated Entity

In May 2008, we acquired a 25.0% interest in AmREIT Shadow Creek Acquisition, LLC (“Shadow Creek Acquisition”). Shadow Creek Acquisition owns a 20.0% interest in Shadow Creek Holding Company LLC (“Shadow Creek”), which owns a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of approximately 593,000 square feet. In June 2008, we acquired an additional 13.0% interest in Shadow Creek Acquisition. In July 2008 and August 2008, we acquired an additional 10.0% and 2.0% interest, respectively, in Shadow Creek Acquisition, bringing our total ownership interest in Shadow Creek to 10.0%. The ownership interests were all acquired at net book value for a total of $5.3 million from ARIC. The remaining interests in Shadow Creek are owned by an unaffiliated third party (80%) and by AmREIT Monthly Income & Growth Fund IV, L.P. (10%), an affiliated AmREIT entity.

We report our investment in this joint venture using the equity method of accounting due to our ability to exercise significant influence over it. Condensed unaudited financial information for Shadow Creek (at 100%) is summarized as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008 as follows (in thousands):

	As of
Condensed Balance Sheets	September 30, 2009	December 31, 2008

Assets
Real estate assets	$98,863	$99,965
Other assets	23,186	23,684
Total Assets	$122,049	$123,649
Liabilities and partners’ capital:
Notes payable (1)	$65,000	$65,000
Other liabilities	9,476	10,481
Partners capital	47,573	48,168
Total Liabilities and Partners’ Capital	$122,049	$123,649

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$1,933	$1,291	$5,506	$2,735
Depreciation and amortization	1,093	386	2,876	864
Operating income (loss)	142	251	468	567
Interest expense	902	909	2,716	2,114
Net loss	(759)	(657)	(2,271)	(1,546)

          (1) We serve as guarantor on debt in the amount of $20.0 million that is the primary obligation of this joint venture.

Investment in AmREIT Common Shares

As of September 30, 2009, we have invested approximately $196,000 in AmREIT Class A common shares, which represented 89,641 shares at their acquisition cost. During the nine months ended September 30, 2009 and 2008, we received dividends of $31,000 and $0, respectively, from our investment in AmREIT Class A common shares.

4. STOCKHOLDERS’ EQUITY AND MINORITY INTEREST

Common Stock

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. We offered a maximum of 50,000,000 shares of our common stock in our primary offering for $10.00 per share and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. We reached the minimum offering of $2.0 million on April 22, 2008 and closed the Offering on October 4, 2008. As of September 30, 2009, we had received approximately $7.5 million for the sale of 752,307 shares of common stock.

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

Incentive Plan

On October 18, 2007, our board of directors adopted the REITPlus, Inc. 2007 Incentive Plan (the “Incentive Stock Plan”). Under the terms of the Incentive Stock Plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares. On October 18, 2007, our board of directors approved the award of 2,000 restricted shares of our common stock to each of our independent directors pursuant to an award agreement and the REITPlus, Inc. 2007 Independent Directors Compensation Plan (the “Incentive Plan”). On January 22, 2008, our board of directors and each independent director, in his individual capacity, approved the cancellation of the award grants to each independent director of 2,000 restricted shares of our common stock. These shares were not recorded in the accompanying financial statements as they were deemed to be of immaterial value at the date of issuance.

5. RELATED PARTY TRANSACTIONS

Our Advisor funded all of the organization and offering costs on our behalf. As of September 30, 2009, we had reimbursed our Advisor for approximately $62,456 and $29,543 of organization and offering costs, respectively. Upon our closing the Offering in October 2008, our Advisor wrote off the remaining unreimbursed costs. Organization costs are expensed as incurred and are included in legal and professional fees. Offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs were treated as a reduction of stockholders’ equity along with sales commissions and dealer manager fees of 6.75% and 3.25%, respectively.

As of September 30, 2009, we have recorded $51,878 in accounts payable - related party, which consists of administrative cost reimbursements associated with our Advisor’s provision of investor and financial reporting services to us.

Certain of our affiliates received fees and compensation during the organizational stage of the entity, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing administrative services and accounting and financial reporting services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us related to services provided by our affiliates during the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
Type of service	2009	2008	2009	2008
Securities commissions, due diligence and marketing reimbursements	$—	$339,139	$—	$715,974
Acquisitions and financing fees	—	74,813	—	264,250
Asset management fees	13,556	—	40,667	—
Administrative costs reimbursements	22,579	27,265	105,776	54,609
	$36,135	$441,217	$146,443	$1,034,833

In addition to the above fees paid by us, Shadow Creek paid a total of $288,000 and $77,000 in property management and leasing fees to one of our affiliated entities for the nine months ended September 30, 2009 and 2008, respectively. See also Note 3 regarding investments in non-consolidated entities.

6. COMMITMENTS AND CONTINGENCIES

Litigation - REITPlus, as the successor to AmREIT following the merger, will assume AmREIT’s role as a party to pending litigation against AmREIT. In February 2009, a limited partnership known as El Pistolon II, Ltd. filed a Petition in the District Court of Hidalgo County, Texas in a case styled El Pistolon II, Ltd. v. Pedro Diaz III, B-Kan Realty, AmREIT, Inc. and Preston Cunningham alleging unspecified business injuries related to a shopping center development in McAllen, Texas. AmREIT Realty Investment Corporation (“ARIC”), a wholly owned subsidiary of AmREIT, was engaged by the Plaintiff as a third-party developer of a shopping center project commonly known as Las Fuentes pursuant to a Development Agreement dated February 2004 between El Pistolon II, Ltd. and ARIC. The Petition, and later amendments and restatements of the Petition, allege breach of contract, fraud in the inducement of the Development Agreement, negligence, breach of fiduciary duty and bad faith, among other things, related to the execution and later performance of the Development Agreement. AmREIT has believed at all times that the litigation is meritless.

Plaintiff has only recently specified the damages claimed in the case, which are alleged to be between $24 million and $42 million. AmREIT believes that no damages have been suffered by the plaintiff, and, in fact, that the plaintiff has profited from their investment in the property. ARIC is pursuing recovery of approximately $500,000 in unpaid fees and liquidated damages via a counterclaim that has been filed against the plaintiff. AmREIT continues to believe that the litigation is meritless and intends to vigorously defend itself as well as pursue its claim against the plaintiff. AmREIT strongly contends that it is not a proper party to the litigation insofar as ARIC negotiated, is the party to and performed the services under the Development Agreement.

Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to REITPlus, Inc. and our subsidiary, except where the context otherwise requires.

OVERVIEW

REITPlus, Inc. (“REITPlus”) was formed on April 13, 2007 to acquire an interest in a portfolio of retail and mixed-use properties, including a combination of stabilized, income-producing properties and value-added opportunities. We are externally managed by REITPlus Advisor, Inc., a wholly-owned subsidiary of AmREIT, a Maryland real estate investment trust (“AmREIT”). We elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The use of the words “we,” “us” or “our” refers to REITPlus and its subsidiary, except where the context otherwise requires.

We conduct substantially all of our operations through our subsidiary, REITPlus Operating Partnership, LP (“REITPlus OP”). Subject to certain restrictions and limitations, our business is managed by REITPlus Advisor, Inc. (our “Advisor”), an affiliate, pursuant to an advisory agreement. Our Advisor supervises and manages our day-to-day operations and selects the properties that we acquire, subject to oversight by our board of directors. Our Advisor provides marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common management. Our Advisor engages wholly-owned subsidiaries of AmREIT, including AmREIT Realty Investment Corporation (“ARIC”), to provide various services to us and our properties.

Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. In 2008, we conducted a best efforts initial public offering (the “Offering”), in which we offered a maximum of 50,000,000 shares of our common stock for $10.00 per share to the public and 5,263,158 shares of our common stock pursuant to our distribution reinvestment plan (“the DRIP”) at $9.50 per share, aggregating up to $550.0 million or the maximum offering.

We commenced our principal operations on April 22, 2008 when we raised the minimum offering amount of $2.0 million pursuant to the terms of our Offering. The Offering was closed on October 4, 2008, and, as of September 30, 2009, we had received approximately $7.5 million from the sale of 752,307 shares of common stock. As of September 30, 2009, we had an investment interest in a non-consolidated entity, which owned one property comprising approximately 593,000 square feet of gross leasable area.

On May 20, 2009, our board of directors approved an agreement and plan of merger between AmREIT, REITPlus and our Advisor. The merger is part of Phase II in AmREIT’s strategic plan, referred to as “Vision 2010,” and combined all AmREIT shares of beneficial interest into a single class of common shares, accomplishing AmREIT’s goal of simplifying its capital structure. The merger was subject to the approval of shareholders of both AmREIT and REITPlus and other customary closing conditions. We believe that the consummation of the merger has better positioned us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and listing of our shares. The cost of the merger was subject to various factors, and we expect the ultimate costs to be as much as $1.3 million, of which we estimate our share to be in the range of $40,000 to $50,000. As of September 30, 2009, we have incurred $11,000 of merger costs. Subsequent to September 30, 2009, on November 24, 2009, the merger with AmREIT was approved by the REITPlus and AmREIT shareholders at the respective special meetings of AmREIT and REITPlus. For financial reporting purposes, AmREIT is the accounting acquirer and therefore is deemed to have acquired the assets and liabilities of REITPlus, effective on the date of the merger. Also effective on the date of the merger, our name was changed to AmREIT, Inc.

Summary of Critical Accounting Policies

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets, accounting for the investment in non-consolidated entities, and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Investments in Non-consolidated Entities

As of September 30, 2009, we had an ownership interest in one property through a joint venture. Although we exercise significant influence over the activities of the property, we do not have a controlling financial interest in it. Accordingly, our joint venture interest in the property is reported under the equity method of accounting pursuant to U.S. generally accepted accounting principles (“GAAP”). Certain of the significant accounting policies below are applicable specifically to property-level reporting and represent policies that are therefore primarily relevant at the investee entity level as of September 30, 2009.

The joint venture leases space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. When our joint ventures acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.

In all cases, we have determined that the joint venture is the owner of any tenant improvements that it funds pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Lease termination fees are recognized in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination the joint venture provides for losses related to unrecovered intangibles and other assets. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued an update to ASC 805, Business Combinations. The amended guidance contained in ASC 805 will change the accounting for business combinations. Under the amended guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This amended guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of ASC 805 on January 1, 2009. Such adoption did not have an impact on our results of operations, cash flows or financial condition as we did not acquire any operating properties or entities during the nine months ended September 30, 2009.

In December 2007, the FASB issued an update to ASC 810, Consolidation. The amended guidance contained in ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amended guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of the guidance shall be applied prospectively. Our adoption of the guidance caused our equity to increase as a result of transferring the non-controlling interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging. The amended guidance contained in ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. Under the amended guidance, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, and related hedged items affect an entity’s financial position, financial performance, and cash flows. The amended guidance became effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have any effect on our results of operations or financial position as we have no derivatives.

In April 2008, the FASB issued an update to ASC 350, Intangibles. The amended guidance revises the factors that should be considered in developing renewal or extension assumptions determining the useful life of a recognized intangible asset. The amended guidance will be effective for intangibles acquired during fiscal years beginning after December 15, 2008. The adoption had no effect as we have not acquired any intangibles during the current year.

In May 2009, the FASB issued ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through November 25, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements, however, see Note 1 regarding the approval of our merger with AmREIT.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. We adopted the use of the Codification for the quarter ending September 30, 2009.

Offering Costs

Our Advisor funded all of the organization and offering costs on our behalf. As of September 30, 2009, we had reimbursed our Advisor for approximately $62,456 and $29,543 of organization and offering costs, respectively. The organization costs were expensed to legal and professional fees. Offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, were treated as a reduction of stockholders’ equity along with sales commissions and dealer manager fees of 6.75% and 3.25%, respectively.

Results of Operations

We commenced our principal operations on April 22, 2008 when we raised the minimum offering amount of $2.0 million pursuant to the terms of our Offering. The Offering was closed on October 4, 2008, and, as of September 30, 2009, we had received approximately $7.5 million from the sale of 752,307 shares of common stock. As of September 30, 2009, we had an investment interest in a joint venture, which owned one property comprising approximately 593,000 square feet of gross leasable area.

We report our investments in non-consolidated entities under the equity method of accounting.

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

Loss From Non-Consolidated Entity. Loss from non-consolidated entity increased approximately $21,000 to approximately $79,000 for the three months ended September 30, 2009 compared to approximately $58,000 for the three months ended September 30, 2008. Loss from non-consolidated entity represents our ownership portion of Shadow Creek’s net loss. The increased net loss on Shadow Creek is primarily due to an increase in depreciation and amortization. We recorded an adjustment to increase depreciation and amortization during December 2008 that was related to the three months ended September 30, 2008 due to purchase price allocation adjustments to Shadow Creek.

General and Administrative. General and administrative expenses decreased approximately $23,000 to approximately $51,000 for the three months ended September 30, 2009 compared to approximately $74,000 for the three months ended September 30, 2008. The decrease is primarily due to a decrease in insurance costs and fees paid to our board of directors.

Asset Management Fees – Related Party. Asset management fees – related party paid to our affiliate of approximately $14,000 for the three months ended September 30, 2009 represented fees incurred for the oversight and investment management of our real estate portfolio. Our Advisor did not charge us asset management fees during the three months ended September 30, 2008 because we had just commenced our principal operations on April 22, 2008 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering.

Legal and Professional Fees. Legal and professional fees decreased approximately $101,000 to approximately $9,000 for the three months ended September 30, 2009 compared to approximately $110,000 for the three months ended September 30, 2008. The decrease is primarily due to extensive audit and legal fees associated with our filings with the Securities and Exchange Commission (“SEC”) that were incurred during the three months ended September 30, 2008.

Interest and Dividend Income. Interest and dividend income increased approximately $8,000 to approximately $11,000 for the three months ended September 30, 2009 compared to approximately $3,000 for the three months ended September 30, 2008. This increase was primarily attributable to dividends received during 2009 from our investment in AmREIT common shares.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

Loss From Non-Consolidated Entity. Loss from non-consolidated entity increased approximately $158,000 to approximately $236,000 for the nine months ended September 30, 2009 compared to approximately $78,000 for the nine months ended September 30, 2008. Loss from non-consolidated entity represents our ownership portion of Shadow Creek’s net loss. As we first acquired an interest in Shadow Creek in May 2008, we owned the property for only a portion of the nine months ended September 30, 2008. In addition, we recorded a loss from non-consolidated entity during December 2008 that was related to the nine months ended September 30, 2008 due to purchase price allocation adjustments to Shadow Creek.

General and Administrative – Related Party. General and administrative expenses owed to our Advisor increased approximately $51,000 to approximately $106,000 for the nine months ended September 30, 2009 compared to approximately $55,000 for the nine months ended September 30, 2008. These costs primarily represent reimbursements to our Advisor for its costs incurred in providing financial reporting services to us. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Asset Management Fees – Related Party. Asset management fees – related party paid to our affiliate of approximately $41,000 for the nine months ended September 30, 2009 represented fees incurred for the oversight and investment management of our real estate portfolio. Our Advisor did not charge us asset management fees during the nine months ended September 30, 2008 because we had just commenced our principal operations on April 22, 2008 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering.

Legal and Professional Fees. Legal and professional fees decreased approximately $176,000 to approximately $64,000 for the nine months ended September 30, 2009 compared to approximately $240,000 for the nine months ended September 30, 2008. The decrease is primarily due to extensive audit and legal fees associated with our SEC filings that were incurred prior to April 2008, but that were recognized during April 2008. We did not recognize any expenses during 2008 until we commenced our principal operations on April 22, 2008 when we raised the minimum offering of $2.0 million pursuant to the terms of our Offering.

Interest and Dividend Income. Interest and dividend income increased approximately $21,000 to approximately $33,000 for the nine months ended September 30, 2009 compared to approximately $12,000 for the nine months ended September 30, 2008. This increase was primarily attributable to dividends received during 2009 from our investment in AmREIT common shares.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests increased approximately $19,000 to approximately $33,000 during the nine months ended September 30, 2009 compared to approximately $14,000 for the nine months ended September 30, 2008. Net loss attributable to non-controlling interests represents the ownership interest of AmREIT and REITPlus Holdings, LLC in REITPlus OP. The increase in net loss attributable to non-controlling interests was primarily due to REITPlus OP recognizing a larger loss from non-consolidated entity during the nine months ended September 30, 2009. As we first acquired an interest in Shadow Creek in May 2008, we owned the property for only a portion of the nine months ended September 30, 2008. In addition, we recorded a loss from non-consolidated entity during December 2008 that was related to the nine months ended September 30, 2008 due to purchase price allocation adjustments to Shadow Creek.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand. Until we acquire additional properties, we invest all excess cash in short-term investments or overnight funds. This investment strategy allows us to offset the interest costs from any fixed-rate mortgage loans and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

As of September 30, 2009 and December 31, 2008, our cash and cash equivalents totaled approximately $775,000 and approximately $1.8 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Operating activities	$(454)	$(411)
Investing activities	$(404)	$(5,260)
Financing activities	$(172)	$6,167

Net cash flows used in operating activities increased approximately $43,000 to approximately $454,000 for the nine months ended September 30, 2009 compared to approximately $411,000 for the nine months ended September 30, 2008. This increase in operating outflows is primarily attributable to a net increase of $33,000 paid for directors and officers’ insurance, coupled with $11,000 paid for merger costs during the 2009 period.

Net cash flows used in investing activities decreased approximately $4.9 million to approximately $404,000 for the nine months ended September 30, 2009 compared to approximately $5.3 million for the nine months ended September 30, 2008. This decrease was due to our investment in Shadow Creek of $5.3 million during the 2008 period, partially offset by our investment in AmREIT Class A common shares of $196,000 and an additional investment in Shadow Creek of $208,000 during the 2009 period.

Net cash flows used in financing activities increased approximately $6.0 million to approximately $172,000 for the nine months ended September 30, 2009 compared to net cash flows provided by financing activities of approximately $6.2 million for the nine months ended September 30, 2008. The increase in net cash outflows is primarily attributable to an increase in distributions of approximately $139,000, coupled with a decrease in net cash inflows. We raised approximately $6.2 million (net of $716,000 of issuance costs) during the 2008 period compared to $0 during the 2009 period.

REITPlus may be required by our Advisor to establish working capital reserves from offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

During the past two years, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we believe that we have sufficient cash on hand to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants in our joint venture property could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, our joint venture property has the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available.

Distributions

As of September 30, 2009, all of our distributions paid were funded by cash flows from financing activities that were generated during 2008 and were a return of capital. In September 2009, the REITPlus board of directors suspended distributions, effective September 1, 2009, due primarily to a lack of operating cash flow to support operating distributions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation - REITPlus, as the successor to AmREIT following the merger, will assume AmREIT’s role as a party to pending litigation against AmREIT. In February 2009, a limited partnership known as El Pistolon II, Ltd. filed a Petition in the District Court of Hidalgo County, Texas in a case styled El Pistolon II, Ltd. v. Pedro Diaz III, B-Kan Realty, AmREIT, Inc. and Preston Cunningham alleging unspecified business injuries related to a shopping center development in McAllen, Texas. AmREIT Realty Investment Corporation (“ARIC”), a wholly owned subsidiary of AmREIT, was engaged by the Plaintiff as a third-party developer of a shopping center project commonly known as Las Fuentes pursuant to a Development Agreement dated February 2004 between El Pistolon II, Ltd. and ARIC. The Petition, and later amendments and restatements of the Petition, allege breach of contract, fraud in the inducement of the Development Agreement, negligence, breach of fiduciary duty and bad faith, among other things, related to the execution and later performance of the Development Agreement. AmREIT has believed at all times that the litigation is meritless.

Plaintiff has only recently specified the damages claimed in the case, which are alleged to be between $24 million and $42 million. AmREIT believes that no damages have been suffered by the plaintiff, and, in fact, that the plaintiff has profited from their investment in the property. ARIC is pursuing recovery of approximately $500,000 in unpaid fees and liquidated damages via a counterclaim that has been filed against the plaintiff. AmREIT continues to believe that the litigation is meritless and intends to vigorously defend itself as well as pursue its claim against the plaintiff. AmREIT strongly contends that it is not a proper party to the litigation insofar as ARIC negotiated, is the party to and performed the services under the Development Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On August 6, 2009, we held our annual meeting of stockholders. Two matters were submitted to the stockholders for consideration:

1. To re-elect each member of the Board of Directors, each to serve until their successors are duly elected and qualified; and

2. To approve the amendment and restatement of our charter.

The results of the shares voted with regard to each of these matters are as follows:

1. Elections of Board of Directors:

Director	For	Withheld
Brent M. Longnecker	429,765	12,225
Scot J. Luther	429,765	12,225
Mack D. Pridgen III	429,765	12,225
H. Kerr Taylor	429,765	12,225

2. Approval of the amendment and restatement of our charter:

FOR	AGAINST	ABSTAIN
429,236	3,500	11,754

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT, Inc.
(Registrant)

Date: November 25, 2009

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President and Chief Executive Officer

	By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of REITPlus, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-159610), filed on September 9, 2009).

3.2

Amended and Restated Bylaws of REITPlus, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-143515), filed on July 20, 2007).

10.1

Amended and Restated Agreement and Plan of Merger, dated July 10, 2009 among the Company, AmREIT and REITPlus Advisor, Inc. (incorporated by reference to Appendix D to Amendment No. 5 to the Company’s Registration Statement on Form S-4 (File No. 333-159610), filed on October 8, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).