Form 10-K
period 2009-12-31
AmREIT, Inc.
filed 2010-03-01
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53841

AmREIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8857707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000	77046
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 850-1400

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

          As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $XX million, assuming a fair market value of $9.50 per share.

          On February 28, 2010, the registrant had 22,950,952 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD –LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K, or Annual Report, and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of the financial condition of AmREIT, Inc., our strategic plans and objectives, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks and uncertainties related to the national economy, the real estate industry in general, and in our specific markets; legislative or regulatory changes including changes to laws governing REITs; our dependence upon key personnel whose continued service is not guaranteed; availability of qualified acquisition and development targets; availability of capital and financing; rising interest rates; rising insurance rates; impact of ad valorem and income taxation; changes in generally accepted accounting principles; construction costs that may exceed estimates; construction delays; lease-up risks; inability to obtain new tenants upon the expiration of existing leases; and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

PART I

Item 1.	Business

Our Recent History

We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. (“REITPlus”), a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”). REITPlus was structured as an externally managed and advised REIT, with a wholly owned subsidiary of AmREIT providing investment advisory and property and corporate management services.

During 2007, AmREIT initiated a strategic plan referred to as “Vision 2010”. Vision 2010 was designed to create a more conforming business platform that would reduce the earnings volatility of AmREIT’s business model while also simplifying its capital structure, with the ultimate goal of growing its portfolio of properties. Vision 2010 included three phases as follows:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by some of AmREIT’s transactional operating subsidiaries. In connection with Phase I of the plan, AmREIT simplified its operating platform and reduced its transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, it terminated the best efforts equity offering of REITPlus. Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but reduced AmREIT’s annual overhead and general and administrative expenses.

•

Phase II consisted of changes which were designed to simplify AmREIT’s equity capital structure. As the first step in Phase II, in December 2008, AmREIT voluntarily de-listed its Class A common shares from trading on the NYSE Alternext Exchange. As the last step in Phase II, at special meetings on November 24, 2009, both AmREIT and REITPlus shareholders approved a merger of AmREIT with and into REITPlus, resulting in a combined, conforming entity with a single class of common stock, which was renamed AmREIT, Inc.

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for shareholders as the country begins to move out of the current recession and into recovery.

Following our strategic combination with our predecessor, AmREIT, all of the independent members of the boards of both AmREIT and REITPlus, as well as H. Kerr Taylor, who served as chairman and chief executive officer of both companies, now comprise our seven-member Board of Directors. After the merger, we are internally managed by the former management team of AmREIT. Accordingly, the following discussion describes the business of AmREIT, Inc. which is comprised of the combined businesses previously conducted by AmREIT and REITPlus. As further discussed in Note 2 to the accompanying consolidated financial statements, for accounting purposes, the transaction was treated as an asset acquisition, with AmREIT being the accounting acquirer deemed to have acquired the net assets of REITPlus. As a result, the financial statements beginning on page F-3 of the accompanying consolidated financial statements reflect the historical financial position and results of operations of AmREIT prior to the merger and those of the combined company following the merger effective November 24, 2009.

In this Annual Report, “we”, “us”, “our”, or “the Company”, refers to AmREIT, Inc., the combined company following the merger of REITPlus with AmREIT, together with its predecessors and subsidiaries, including joint ventures, unless the context requires otherwise.

Our Business

We are a full service real estate company that focuses on acquiring Irreplaceable Corner™ commercial properties in three of the top six major employment and population growth markets throughout the United States. For 26 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion. We have elected to be taxed as a REIT for federal income tax purposes.

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in top U.S. growth markets with high barriers to entry, high daytime and evening population, high rate of cars per day and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, our advisory business invests in and advises various merchant development funds that own, develop and manage Tomorrow’s Irreplaceable Corners™. These are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

Our Structure

Our structure consists of an institutional grade portfolio of Irreplaceable Corners and our advisory business, each of which is supported by our real estate development and operating group. For a detailed financial analysis of our segments’ results of operations and financial position, please refer to Note 16 to the accompanying Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report.

Portfolio of Irreplaceable Corners

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in top U.S. growth markets with the following characteristics:

•	Located on a corner in major metropolitan area;
•	High barriers to entry;
•	High daytime and evening population;
•	High count of cars per day; and
•	High average household income within 3-5 mile radius.

As of December 31, 2009, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused in three of the top six population and job growth markets in the United States: Houston, Dallas and San Antonio. Our long term goal is to have a presence in six of the top ten population and job growth major markets in the United States. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of December 31, 2009, our operating properties were leased at 91.0% occupancy based on leasable square footage compared to 98.4% as of December 31, 2008.

No single tenant represented more than 10% of total revenues for the year ended December 31, 2009. As of December 31, 2009, two properties individually accounted for more than 10% of our year-end consolidated total assets –Uptown Park in Houston, Texas, which accounted for 20.70% of our consolidated total assets and MacArthur Park in Dallas, Texas, which accounted for 15.24% of our total consolidated assets. For the year ended December 31, 2009, the top three tenants by base rental income concentration were IHOP at 9.92%, Kroger at 9.52%, and CVS/pharmacy at 4.15%. Consistent with our strategy of investing in geographic areas that we know well, 17 of our properties are located in the Houston metropolitan area. These properties represented 62% of our base rental income for the year ended December 31, 2009. Houston is Texas’ largest city and the fourth largest city in the United States. See “Location of Properties” in Item 2 for further discussion regarding Houston’s economy.

Advisory Business

For 26 years, we have created financial solutions for our investors by offering real estate investment opportunities as a stable and dependable source of income and portfolio growth. We have successfully advised 17 private and public investment vehicles over the past two and a half decades that have led to the acquisition, development and redevelopment of Tomorrow’s Irreplaceable Corners™ properties throughout the United States. Tomorrow’s Irreplaceable Corners are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

As of December 31, 2009, the advisory group directly managed, through its five merchant development funds, a total of $164 million in contributed capital. As these partnerships enter into liquidation, we, acting as the general partner/advisor, expect to receive economic benefit from our profit participation, after certain preferred returns have been paid to the limited partners. During the years ended December 31, 2008 and 2007, AmREIT recognized approximately $80,000 and $401,000, respectively, related to its general partner interest in one of its advised funds which fully liquidated during 2008. No such amounts were recognized during 2009.

Real Estate Development and Operating Group

Our real estate operating and development business is comprised of a fully integrated real estate team that works directly with landlords, builders and developers. This team is primarily focused on managing, leasing and creating value on our owned and managed portfolio of Irreplaceable Corners and gives us a competitive edge on pricing and development opportunities. Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our advisory business. During the years ended December 31, 2009, 2008 and 2007, the real estate operating and development business generated net real estate, construction management and asset management fees of $4.1 million, $5.8 million, and $6.5 million, which represented 11%, 14%, and 13% of the Company’s total revenues, respectively. This business is structured as a taxable REIT subsidiary.

Competition

All of our properties are located in geographic areas that include competing properties. The number of competitive properties in a particular area could have a material adverse affect on both our ability to lease space at any of our properties or at any newly developed or acquired properties and on the rents charged. We may be competing with owners, including, but not limited to, other REITs, insurance companies and pension funds that have greater resources than us.

Compliance with Governmental Regulations

Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

All of our properties are acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our Board of Directors may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established an escrow account with predetermined funds greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

Employees

As of December 31, 2009, we had a total of 48 employees comprised of 43 full-time employees, 2 part-time contract personnel and 3 full-time dedicated brokers.

Financial Information

Additional financial information is included in “Item 8 - Consolidated Financial Statements and Supplementary Data.”

Available Information

We file annual, periodic, current reports and other information with the Securities and Exchange Commission, or the SEC. All filings that we make with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website is address is http://www.sec.gov.

Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website, www.amreit.com, free of charge as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. The filings can be found in the “Filings” section of our website. Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers and the charters of the committees of the Board of Directors. These items can be found in the “Corporate Governance” section of our website. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report. All of the aforementioned materials may also be obtained free of charge by contacting us at AmREIT, Inc., Attn: Chad Braun, 8 Greenway Plaza, Suite 1000, Houston, TX 77046.

Item 1A.	Risk Factors
Not applicable.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties

General

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in top U.S. growth markets with the following characteristics:

•	Located on a corner in major metropolitan area;
•	High barriers to entry;
•	High daytime and evening population;
•	High count of cars per day; and
•	High average household income within 3-5 mile radius.

As of December 31, 2009, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. Reference is made to the Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation filed with this Annual Report for a listing of the properties and their respective costs.

Land - Our property sites, on which our leased buildings sit, range from approximately 34,000 to 1.0 million square feet, depending upon building size and local demographic factors. Our sites are in highly-populated, high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are multi-tenant shopping centers and freestanding single-tenant properties located at “Main and Main” locations throughout the United States. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Shopping centers are generally 14,000 square feet and greater and single-tenant buildings range from approximately 2,000 to 66,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations.

Leases - Primary lease terms range from five to 30 years. Generally, leases also provide for one to four five-year renewal options. Our retail properties are primarily leased on a “net” basis whereby the tenants are responsible, either directly or through landlord reimbursement, for the property taxes, insurance and operating costs such as water, electric, landscaping, maintenance and security. Generally, leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations or increases in the annual rental rates or both.

Location of Properties

We are currently invested in three of the top six population and job growth markets in the United States with a long-term goal to be in six of the top ten populations and job growth markets in the United States. Houston, Dallas and San Antonio/Austin rank in the top six populations and job growth markets in the United States. Of our 45 properties, 23 are located in Texas, with 17 being located in the greater Houston metropolitan statistical area. These 17 properties represented 61.7% of our base rental income for the year ended December 31, 2009. Our portfolio of assets tends to be located in areas we know well, that meet the above criteria and where we can monitor them closely. Because of our proximity and deep knowledge of our markets, we believe we can deliver an extra degree of hands-on management to our real estate investments. We expect over the long term we can outperform absentee landlords in these markets and landlords in underperforming markets as it relates to population and job growth.

Because of our investments in the greater Houston area, and throughout Texas, the Houston and Texas economy have a significant impact on our business and on the viability of our properties. Accordingly, management believes that any downturn in the Houston, Dallas and San Antonio economies could adversely affect us; however, we believe that general retail and grocery anchored shopping centers that provide basic necessity-type items, which we primarily own, that are located in strong population and job growth markets with strong barriers to entry and strong demographics such as density and affluence of population, should be less sensitive to macroeconomic downturns.

A listing of our properties by property type and by location follows, including gross leasable area (GLA) in square feet, annualized base rent (ABR) and percent leased as of December 31, 2009:

Grocery Anchored Shopping Centers		City	State	GLA	ABR	% Leased
1	AmREIT C-Ranch LP	Houston	TX	97,297	$1,277,269	100%
2	MacArthur Park	Irving	TX	237,381	3,241,744	81%
3	Plaza in the Park	Houston	TX	144,062	2,596,438	97%
3	Grocery Anchored Shopping Centers Total			478,740	$7,115,451

Neighborhood Lifestyle & Community Shopping Center		City	State	GLA	ABR	% Leased
1	Bakery Square	Houston	TX	34,614	$874,550	100%
2	Courtyard on Post Oak	Houston	TX	13,597	522,550	100%
3	Sugarland Plaza	Sugarland	TX	16,750	397,778	100%
4	Terrace Shops	Houston	TX	16,395	454,451	100%
5	Uptown Plaza (including CVS)	Houston	TX	28,000	1,187,080	94%
6	Uptown Park	Houston	TX	169,112	5,343,427	97%
7	Woodlands Plaza	The Woodlands	TX	20,018	443,694	100%
8	Southbank - Riverwalk	San Antonio	TX	46,673	1,543,498	100%
9	Uptown Plaza - Dallas	Dallas	TX	33,840	1,137,854	70%
9	Community Shopping Centers Total			378,999	$11,330,922

Single Tenant (Ground Leases) - Land		City	State	GLA	ABR	% Leased
1	410-Blanco (Citibank)	San Antonio	TX	4,439	$155,010	100%
2	Carlson Restaurants	Hanover	MD	6,802	148,488	100%
3	Darden	Peachtree City	GA	6,867	94,902	100%
4	CVS Corporation (Eckerds at Yorktown)	Houston	TX	13,824	327,214	100%
5	Vacant tract	Aurora	IL	0	0	0%
6	Woodlands Ring Road - Ground Leases	The Woodlands	TX	66,349	460,015	48%
6	Single Tenant (Ground Leases) Total			98,281	$1,185,629

Single Tenant (Fee Simple)		City	State	GLA	ABR	% Leased
1	AFC, Inc.	Atlanta	GA	2,583	$127,729	100%
2	Walgreens	San Antonio	TX	14,820	446,675	100%
3	McAlister’s Deli	Champaign	IL	7,000	175,393	100%
4	McAlister’s Deli	Peoria	IL	3,426	153,005	100%
5	Sunbelt Rental (2 acres of land)	Champaign	IL	12,000	177,000	100%
6	Carlson Restaurants	Houston	TX	8,500	214,965	100%
7	Golden Corral	Houston	TX	12,000	210,480	100%
8	Golden Corral	Humble	TX	12,000	208,920	100%
9	IHOP Corporation #1483	Sugarland	TX	4,020	196,980	100%
10	IHOP Corporation #1737	Centerville	UT	4,020	157,504	100%
11	IHOP Corporation #4462	Memphis	TN	4,020	173,061	100%
12	IHOP Corporation #5318	Topeka	KS	4,020	163,252	100%
12	Single Tenant (Fee Simple) Total			88,409	$2,404,964

Single Tenant (Leasehold)		City	State	GLA	ABR	% Leased
15	Single Tenant (Leasehold) Total	Various	Various	60,300	$1,756,780	100%

	Company Total Sq. Ft.			1,104,729	$23,793,746

The base rental income and income from direct financing leases generated by our properties during 2009 by state/city is as follows:

State/City	Rental Income	Rental Concentration
Texas - Houston	$19,998,128	61.7%
Texas - Dallas	$6,809,546	20.9%
Texas - San Antonio	$2,882,593	8.9%
Texas - other	$228,775	0.7%
Total Texas	29,919,041	92.2%
Tennessee	$298,302	0.9%
Louisiana	$202,926	0.7%
Kansas	$95,494	0.3%
Illinois	$531,933	1.6%
Missouri	$107,082	0.3%
Colorado	$102,407	0.3%
Georgia	$214,036	0.7%
Oregon	$173,533	0.6%
Virginia	$170,359	0.5%
Utah	$163,967	0.5%
Maryland	$141,674	0.5%
New York	$124,433	0.4%
California	$111,592	0.3%
New Mexico	$76,001	0.2%
Total	32,432,780	100.0%

Grocery Anchored Shopping Centers

As of December 31, 2009, we owned 3 grocery anchored shopping centers representing approximately 479,000 square feet. Our grocery-anchored shopping centers comprise 30% of our annualized rental income from the properties owned as of December 31, 2009. These properties are designed for maximum retail visibility and ease of access and parking for the consumer. All of our grocery-anchored centers are anchored by Kroger and are supported by a mix of specialty national and regional tenants such as Barnes & Noble, GAP and Starbucks. They are leased in a manner that provides a complementary array of services to support the local retail consumer. These properties are located in the Houston and Dallas metropolitan areas and are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above the national average. We are dependent upon the financial viability of Kroger, and any downturn in Kroger’s operating results could negatively impact our operating results.

All of our grocery-anchored center leases provide for the monthly payment of base rent plus reimbursement of operating expenses. This monthly operating expense payment is based on an estimate of the tenant’s pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants and any underpayment being billed to the tenant. Although we are ultimately responsible for payment of these operating expenses, these are generally net lease terms and allow us to recover such expenses, with the exception of expenses allocable to any vacant space.

Our grocery-anchored shopping center leases range from one to 20 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $22,000 to $1.0 million per year.

Neighborhood, Lifestyle and Community Shopping Centers

As of December 31, 2009, we owned 9 shopping centers, excluding the grocery-anchored centers discussed above, representing approximately 379,000 leasable square feet. Our shopping center properties are primarily neighborhood, lifestyle and community centers, ranging from 14,000 to 169,000 square feet. None of the centers have internal common areas, but instead are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complementary array of services to support the local retail consumer. All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.

All of our shopping center leases provide for the monthly payment of base rent plus reimbursement of operating expenses. This monthly operating expense payment is based on an estimate of the tenant’s pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants and any underpayment being billed to the tenant.

Our shopping center leases range from one to 60 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $14,000 to $574,000 per year and typically allow for rental increases periodically through the life of the lease.

Single-tenant Properties

As of December 31, 2009, we owned 33 single-tenant properties, representing approximately 254,000 leaseable square feet. Our single-tenant leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we will be responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.

Because most of our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit the Company’s recourse against the tenant and any guarantor in the event of a default. For this reason, these leases are designated by us as “Credit Tenant Leases”, because they are supported by the assets of the entire company, not just the individual store location.

The primary term of the single-tenant leases ranges from 5 to 30 years. All of the leases also provide for one to four, five-year renewal options. Annual rental income ranges from $86,000 to $447,000 per year.

Land to be Developed

As part of our investment objectives, we invest in land to be developed on Irreplaceable Corners. A typical investment in land to be developed will result in a six to 12 month holding period, followed by the execution of a ground lease with a national or regional retail tenant or by the development of a single-tenant property or shopping center. During 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas that was developed in 2009 for a Walgreens with whom we have an executed long-term lease.

Property Acquisitions and Dispositions

Other than the merger between REITPlus and AmREIT which was accounted for as an asset acquisition by AmREIT, we completed no property acquisitions or dispositions in the year ended December 31, 2009. During 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas and in February 2009 we completed the development of a Walgreen’s Drug Store on such parcel that is subject to an executed long-term lease. Additionally, in 2008, we sold four properties which were recorded as real estate held for sale. Three of these sales generated aggregate proceeds of $3.5 million which generated a $924,000 gain. The fourth sale was consummated in November 2008 and is expected to generate proceeds of $6.0 million, $5.5 million of which was seller-financed. We recognized a gain of $229,000 on this transaction in the fourth quarter of 2008 and had recorded a deferred gain of $2.9 million as of December 31, 2008. We recognized the remaining $2.9 million gain during the year ended December 31, 2009 as we believe the ultimate collectability of the note is reasonably assured, and we collected proceeds on the note from the buyer sufficient to allow for full recognition of the gain.

Property Held for Sale

Discontinued operations include any properties sold during the period as well as the operations of properties that are held for sale as of the end of the period. The 2009 operating results reflect no properties included in held for sale as of December 31, 2009.

Item 3.	Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements. During 2009, the Company was involved in one litigation matter which was previously disclosed in the Company’s SEC filings. As of February 2010 this litigation matter has been settled to the mutual satisfaction of the Company and the other party to the litigation.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock.

Holders

As of February 28, 2010, there were approximately 5,978 holders of record of the 22,950,952 shares of common stock outstanding on such date.

Dividends

In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We currently declare and pay dividends monthly. For a description of restrictions regarding the payment of dividends, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

		AmREIT (pre-merger)
	REITPlus Stock (pre-merger)	Class A Shares	Class C Shares	Class D Shares	AmREIT, Inc. Stock (post-merger)
	Dividends	Distributions	Distributions	Distributions	Dividends
2008
First Quarter	—	$0.1242	$0.1750	$0.1625	—
Second Quarter	$0.0500	$0.1242	$0.1750	$0.1625	—
Third Quarter	$0.1089	$0.1242	$0.1750	$0.1625	—
Fourth Quarter	$0.1250	$0.1242	$0.1750	$0.1625	—

2009
First Quarter	$0.0750	$0.1242	$0.1750	$0.1625	—
Second Quarter	$0.0750	$0.1242	$0.1750	$0.1625	—
Third Quarter	—	$0.1242	$0.1750	$0.1625	—
Fourth Quarter	—	$0.0414	$0.0583	$0.0542	$0.0828

Our Board of Directors determines the time and amount of dividends to holders of our common stock. Future dividends with respect to the our common stock will be authorized at the discretion of the Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors may deem relevant.

Equity Compensation Plans

Please refer to Item 12 of this Annual Report for information regarding securities authorized under our equity compensation plans.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data with respect to AmREIT and should be read in conjunction with Item 6 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” the Consolidated Financial Statements and accompanying Notes in beginning on page F-1 of the Annual Report (specifically Note 2 as it relates to accounting for the merger between AmREIT and REITPlus) and the financial schedule included on page S-1 of this Annual Report.

Selected Historical
Consolidated Financial and Other Data

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Balance sheet data (at end of period)
Real estate investments before accumulated depreciation and amortization	$321,587	$316,189	$329,819	$312,405	$290,097
Total assets	320,332	325,605	344,187	328,430	314,971
Notes payable	182,976	184,352	168,560	144,453	114,687
Notes payable held for sale	—	—	12,811	—	—
Shareholders’ equity	127,178	129,868	149,433	169,050	187,285

Other data
Funds from operations (1)	(5,546)	(1,357)	1,896	4,750	3,644

Operating Data
Revenues	38,082	40,442	38,984	38,790	27,980
Expenses	24,342	27,972	24,229	25,130	16,383
Other income and expenses	(10,440)	(10,272)	(8,249)	(6,106)	(7,758)
Income (Loss) from discontinued operations	(63)	(2,615)	(1,255)	(373)	3,066
Gain on sale of real estate acquired for resale	1,897	229	—	382	3,222
Net income (loss)	$5,134	$(188)	$5,251	$7,563	$10,127

Net income (loss) available to shareholders	$(13,394)	$(10,201)	$(6,458)	$(3,879)	$881

Net (loss) income per common share - basic and diluted Loss before discontinued operations	$(2.14)	$(1.38)	$(0.81)	$(0.63)	$(1.04)
Income (loss) from discontinued operations	0.26	(0.42)	(0.20)	0.02	1.21
Net income (loss)	$(1.88)	$(1.80)	$(1.01)	$(0.61)	$0.17

Distributions per share	$0.50	$0.50	$0.50	$0.50	$0.48

(1) We have adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of Funds from Operations (“FFO”). FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as “extraordinary items” under generally accepted accounting principles. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with general accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. Our computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITS. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of our performance, or of cash flows as a measure of liquidity. Please see reconciliation of Net Income to FFO in Item 6 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Following is a discussion of significant and/or unusual items impacting FFO for the years presented above:

- 2009 - includes a $10.2 million premium related to the conversion of the AmREIT class C and class D shares to AmREIT class A shares. Additionally, we recorded a $441,000 impairment related to the acquisition of REITPlus’s net assets. See Note 2 to the accompanying consolidated financial statements for further discussion.

- 2008 - FFO includes an impairment charge of $1.5 million related to four properties that represented non-core real estate assets, one of which was sold in July 2008. FFO for the year ended December 31, 2008 also includes a restructuring charge of $2.5 million related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc., a Maryland corporation that elected to be taxed as a REIT. REITPlus was structured as an externally managed and advised REIT, with a wholly owned subsidiary of AmREIT providing investment advisory and property and corporate management services.

During 2007, AmREIT initiated a strategic plan referred to as “Vision 2010”. Vision 2010 was designed to create a more conforming business platform that would reduce the earnings volatility of AmREIT’s business model while also simplifying its capital structure, with the ultimate goal of growing its portfolio of properties. Vision 2010 includes three phases as follows:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by some of AmREIT’s transactional operating subsidiaries. In connection with Phase I of the plan, AmREIT simplified its operating platform and reduced its transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, it terminated the best efforts equity offering of REITPlus. Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but reduced AmREIT’s annual overhead and general and administrative expenses.

•

Phase II consisted of changes which were designed to simplify AmREIT’s equity capital structure. As the first step in Phase II, in December 2008, AmREIT voluntarily de-listed its Class A common shares from trading on the NYSE Alternext Exchange. As the last step in Phase II, at special meetings on November 24, 2009, both AmREIT and REITPlus shareholders approved a merger of AmREIT with and into REITPlus, resulting in a combined, conforming entity with a single class of common stock, which was renamed AmREIT, Inc.

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for shareholders as the country begins to move out of the current recession and into recovery.

Following our strategic combination with our predecessor, AmREIT, all of the independent members of the boards of both AmREIT and REITPlus, as well as H. Kerr Taylor, who served as chairman and chief executive officer of both companies, now form our seven-member Board of Directors. After the merger, we are internally managed by the former management team of AmREIT. Accordingly, the following discussion describes the business of AmREIT, Inc. which is comprised of the combined businesses previously conducted by AmREIT and REITPlus. As further discussed in Note 2 to the accompanying consolidated financial statements, for accounting purposes, the transaction was treated as an asset acquisition, with AmREIT being the accounting acquirer deemed to have acquired the net assets of REITPlus. As a result, the financial statements beginning on page F-3 of the accompanying consolidated financial statements reflect the historical position and results of operations of AmREIT prior to the merger and those of the combined company following the merger.

We are a full service real estate company that focuses on acquiring Irreplaceable Corner™ commercial properties in three of the top six major employment and population growth markets throughout the United States. For 26 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion. We have elected to be taxed as a REIT for federal income tax purposes.

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in Top U.S. Growth Markets with high barriers to entry, high daytime and evening population, high rates of cars per day and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, our advisory business invests in and advises various merchant development funds that own, develop and manage Tomorrow’s Irreplaceable Corners™. These are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas should produce stable earnings and growth opportunities in future years. We continually monitor the sales trends and creditworthiness of our tenants. Our acquisitions program is sensitive to changes in interest rates. As of December 31, 2009, 83% of our outstanding debt had a long-term fixed interest rate with an average term of 5.1 years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets (at fair value) ratio less than 55%.

Our structure consists of an institutional grade portfolio of Irreplaceable Corners and our advisory business, each of which is supported by our real estate development and operating group.

Portfolio of Irreplaceable Corners

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in top U.S. growth markets with the following characteristics:

•	Located on a corner in major metropolitan area;
•	High barriers to entry;
•	High daytime and evening population;
•	High count of cars per day; and
•	High average household income within 3-5 mile radius.

As of December 31, 2009, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused in three of the top six population and job growth markets in the United States: Houston, Dallas and San Antonio. Our long term goal is to be in six of the top ten population and job growth major markets in the United States. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of December 31, 2009, our operating properties were leased at 91.0% occupancy based on leasable square footage compared to 98.4% as of December 31, 2008.

Advisory Business

For 26 years, we have created financial solutions for our investors by offering real estate investment opportunities as a stable and dependable source of income and portfolio growth. We have successfully formed, invested in and advised 17 private and public investment vehicles over the past two and a half decades that have led to the acquisition, development and redevelopment of Tomorrow’s Irreplaceable Corners™ properties throughout the United States. Tomorrow’s Irreplaceable Corners are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

The advisory business invests in and actively manages five merchant development partnership funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest in the limited partnerships we manage as both the general partner and as a limited partner. Our advisory business sells interests in these funds to retail investors. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potential profit participation interests. However, we strive to create a structure that aligns the interests of our stockholders with those of the investors in our managed funds. In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return, therefore linking our success to that of the investors in our managed funds. Within our asset advisory business we manage an additional $587 million in assets, representing 22 properties, all located in Texas, and equity under management within our advisory business has grown from approximately $15 million to approximately $234 million, including $70 million of institutional equity.

Real Estate Development and Operating Group

Our real estate operating and development business is comprised of a fully integrated real estate team that works directly with landlords, builders and developers. This team is primarily focused on managing, leasing and creating value on our owned and managed portfolio of Irreplaceable Corners and gives us a competitive edge on pricing and development opportunities. Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our advisory business.

Summary of Critical Accounting Policies

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, the regular evaluation of whether the value of a real estate asset has been impaired, the allowance for uncollectible accounts, derivative valuation and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.

Revenue Recognition — We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the year ended December 31, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently rejected their operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building. We recognized $100,000 of lease termination fee income during the year ended December 31, 2008.

We have investments in merchant development funds and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statement of operations.

We account for profit recognition on sales of real estate in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. Pursuant to ASC 360, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.

We provide various real estate services, including development, construction (discontinued operations), construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Construction management contracts are recognized only to the extent of the fee revenue.

Real Estate Valuation — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expenses. When we classify a property as held for sale, we record the property at the lower of its cost or its market value in accordance with Generally Accepted Accounting Principles (“GAAP”).

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We recognized an impairment charge of $441,000 for the year ended December 31, 2009 related to our acquisition of REITPlus’s net assets as further discussed in Note 2 to the accompanying consolidated financial statements. An impairment charge of $1.5 million was recognized for the year ended December 31, 2008 related to four properties that represent non-core real estate assets, three of which we have subsequently disposed. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

Valuation of Receivables — An allowance for the uncollectible portion of tenant receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables.

Real Estate Acquisitions — We account for real estate acquisitions pursuant to ASC 805, Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationships, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market lease amortization includes fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates which management reassesses as circumstances warrant.

Deferred Tax Assets - To the extent that we are in net deferred tax asset position at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our result of operations for the current and preceding years, and our expectation of future operations. We will record a valuation allowance as necessary based on that assessment.

Derivative Financial Instruments— We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. In December 2008, we entered into an interest rate swap for the purpose of hedging the interest rate risk on a variable-rate loan placed in conjunction with the refinancing of one of our properties. We have designated this interest rate swap as a cash flow hedge for financial reporting purposes.

ASC 815 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. All methods of assessing fair value result in a general approximation of value at a specific point in time, and such value may never actually be realized.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167. In the event that we are required to consolidate pursuant to FAS 167, we believe that our assets would increase by approximately $260 million.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the use of the Codification for the quarter ending September 30, 2009.

Liquidity and Capital Resources

At December 31, 2009 and December 31, 2008, our cash and cash equivalents totaled $1.1 million and $2.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities are as follows for the three years ended December 31, (in thousands):

	2009	2008
Operating activities	$15,265	$10,229
Investing activities	$(1,703)	$8,980
Financing activities	$(14,830)	$(18,095)

Cash flows from operating activities and financing activities have been the principal sources of capital to fund our ongoing operations and dividends. Our cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of equity securities, as well as the placement of secured debt and other equity alternatives, are expected to provide the necessary capital to maintain and operate our properties as well as to execute our growth strategies.

Cash provided by operating activities as reported in the consolidated statements of cash flows increased by $5.0 million for the year ended December 31, 2009 when compared to the prior period. Our net income increased by approximately $5.1 million from the 2008 period to the 2009 period, as discussed below in Results of Operations. This increase was reduced from a cash flow standpoint due to the non-cash nature of the $2.9 million deferred gain that we recognized during the period as well as the $1.1 million non-cash lease termination fee. In addition, we recognized impairment charges of $441,000 and $1.5 million in 2009 and 2008, respectively, which was a non-cash expense. During the 2009 period, we had a $3.5 million increase in cash flows from our activities related to real estate that we purchased with the intent to resell. During the 2008 period, we purchased one property for $2.5 million and received $466,000 in proceeds versus the 2009 period wherein we received proceeds of $1.5 million from the sale of the Fontana tract in Dallas. We sold this property in December 2008 and provided seller-financing to the buyer which is being repaid to us in installments. In 2009, we also had a $3.6 million increase in working capital cash flow changes, which was driven primarily by a $483,000 increase in other assets that were attributable to non-cash deferred taxes, and a $4.2 million increase in accounts payable and other liabilities that was primarily due to compensation and income tax accruals recorded during the year directly attributable to the recognition of the deferred gain from the sale of the Fontana tract.

Cash used in investing activities as reported in the consolidated statements of cash flows decreased by approximately $10.7 million for the year ended December 31, 2009 period when compared to the comparable prior year period. This decrease in cash was primarily attributable to a net decrease of $4.6 million in cash outflows attributable to our investments in affiliates. In the first quarter 2008, we made a $5.0 million investment in Shadow Creek Ranch Shopping Center through a joint venture with an institutional partner. Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery-anchored shopping center located in Pearland, Texas. During 2008, we sold all of that investment at cost to, REITPlus. Additionally during 2008, we sold our 20% interest in Woodlake Square and Woodlake Pointe to MIG IV for $5.2 million. Proceeds from the sale of these investments are $10.1 million. We made no investment in affiliates during the 2009 period. In addition, cash flows associated with the sale of investment properties decreased since we did not sell any investment properties in 2009, compared to three investment properties that were sold in the third quarter 2008 which generated proceeds of $3.5 million. Cash flows associated with loans to our merchant development funds also decreased by $5.6 million during the 2009 period when compared to 2008. In 2008 we collected a net $5.1 million from the merchant development funds, compared to net loans of $514,000 in 2009. As part of our treasury management function, we have historically placed excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. Such financing has been provided to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we step in as the lender to provide financing on the same terms as the third-party lender. These loans are unsecured, bear a market rate of interest and are due upon demand. We are receiving payments on these notes receivable as the funds generate liquidity from property dispositions and from financings with third parties. These decreases in cash were offset by an increase related to the purchase during 2008 of $1.7 million in receivables in conjunction with the acquisition of the Shadow Creek Ranch shopping center. Additionally, we invested $1.1 million less in real estate improvements resulting from a development property which completed construction in early 2009.

Cash used in financing activities as reported in the consolidated statements of cash flows decreased by approximately $3.3 million for the year ended December 31, 2009 when compared to the 2008 period. The decrease in cash used was primarily the result of a $7.1 million reduction in treasury share repurchases during the periods pursuant to our approved share repurchase program. Additionally, cash used for redemptions decreased by $6.0 million in 2009 compared to 2008 since we did not allow redemptions of Class C and D shares during 2009. These increases in cash were partially offset by a $5.2 million increase in common dividends paid as a result of the discontinuance of the dividend reinvestment program on class C and D shares in the fourth quarter of 2008.

In December 2009, we executed a $25.0 million secured credit facility (the “Facility”) to be available for the acquisition of properties and for working capital. We are able to borrow up to $25.0 million as of December 31, 2009. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 5.00%. The term of the Facility is one year with an option to convert it to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing events of default at that time. The Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth and in certain cases of the occurrence of default, limit distributions to our stockholders. As of December 2009, we are in compliance with all covenants. As of December 31, 2009, the interest rate was 5.00% and we had $19.5 million outstanding on the Facility. We also have approximately $4.1 million available under the Facility, subject to the covenants above. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility.

During the past year, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt and equity financing. While we expect to generate sufficient cash flow from operations in 2010 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants or the acceleration of our unsecured credit facility due to our breach of a covenant could cause our 2010 cash resources to be insufficient to meet our obligations. In such event, we would likely suspend our dividends or elect to pay our dividends in shares of stock.

Contractual Obligations

As of December 31, 2009, we had the following contractual debt obligations (see also Note 7 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2010	2011	2012	2013	2014	Thereafter	Total

Secured credit facility*	$19,529	$—	$—	$—	$—	$—	19,529
Secured Debt**	6,626	21,681	14,120	23,249	460	96,991	163,127
Interest***	9,354	7,873	6,078	5,570	5,500	10,370	44,745
Non-cancelable operating lease payments	218	71	37	—	—	—	326
Total contractual obligations	$35,727	$29,625	$20,235	$28,819	$5,960	$107,361	$227,727

* The secured credit facility has a one year term, but can be converted at our option to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing events of default at that time.

** Secured debt as shown above is $320,000 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

*** Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed-rate loans. Our revolving credit facility is a variable-rate debt instrument, and the outstanding balance tends to fluctuate throughout the year based on our liquidity needs. This table assumes that the balance outstanding ($19.5 million) and the interest rate as of December 31, 2009 (5.0%) remain constant through maturity. We also have variable rate mortgage loans which will fluctuate throughout time based on differing factors. This table assumes the December 31, 2009 balances (totaling $12.0 million) and the interest rates (between 5.0% and 5.5%) remain constant through maturity.

Distributions

During 2009, we paid dividends to our shareholders of $22.7 million (including a $10.2 million premium associated with the share conversion of the class C and class D shares which was accounted for as an additional dividend in accordance with GAAP), compared with $12.8 million in 2008. The AmREIT, Inc. common stockholders continue to receive monthly dividends post-merger as the AmREIT class A, class C and class D shareholders received monthly dividends pre-merger. All dividends are declared at the discretion of our Board of Directors post-merger and were declared at the discretion of the AmREIT Board of Trustees pre-merger. The dividends by class follow (in thousands):

	Post Merger	Pre Merger - AmREIT
	AmREIT, Inc	Class A	Class C		Class D
2009 Fourth Quarter	$964 *	$1,192	$4,383	**	$6,626	**
Third Quarter	n/a	$660	$724		$1,782
Second Quarter	n/a	$660	$724		$1,782
First Quarter	n/a	$655	$724		$1,783
$10,013
2008 Fourth Quarter	n/a	$655	$723		$1,782
Third Quarter	n/a	$670	$723		$1,783
Second Quarter	n/a	$719	$723		$1,781
First Quarter	n/a	$773	$723		$1,775

* The fourth quarter dividends include dividends for the months of November and December.

** The fourth quarter dividends include a $4.1 million premium (class C) and a $6.0 million premium (class D) associated with the share conversion of the Class C and D shares in relation to the merger which was accounted for as an additional dividend in accordance with GAAP. See Note 2 to the accompanying consolidated financial statements for further discussion.

Until we acquire properties, we use our funds to pay down outstanding debt under the Facility. Thereafter, any excess cash is invested in short-term investments or overnight funds. This investment strategy allows us to manage our interest costs and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

Inflation

Inflation has had very little effect on our income from operations. We expect that increases in tenant sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of our properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Results of Operations
Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Total revenues decreased by $2.4 million, or 6%, to $38.1 million in 2009 as compared to $40.4 million in 2008. This decrease was primarily attributable to a decrease in rental revenues and real estate fee income offset by an increase in lease termination fee income.

Rental revenues including income from direct financing leases decreased by $1.6 million, or 5%, to 32.4 million in 2009 as compared to $34.1 million in 2008. The decrease is primarily due to accelerated amortization of below market leases recorded in 2008 related to a tenant that terminated their lease during the year. Rental income also decreased as a result of a decrease in occupancy.

Real estate fee income decreased approximately $1.7 million, or 40%, to $2.6 million in 2009 as compared to $4.3 million in 2008. The decrease is primarily attributable to a decrease in acquisition fees earned on property transactions within our merchant development funds. We acquired three properties on behalf of our merchant development funds in the 2008 periods and have made no acquisitions during the 2009 period.

Lease termination fee income increased by $965,000, or 965%, to $1.1 million in 2009 as compared to $100,000 in 2008. This increase is primarily attributable to a national tenant declaring bankruptcy and subsequently rejecting its ground lease with us. Upon rejection of that lease, ownership of the building transferred from the tenant to us as the land owner. The lease termination income earned from the transfer represents the fair value of the building.

Expenses
Total operating expenses decreased by $3.6 million, or 13%, to $24.3 million in 2009 as compared to $28.0 million in 2008. This decrease was primarily attributable to decreases in general and administrative, property expense, impairment charge and depreciation and amortization.

General and administrative expense decreased by $1.3 million, or 17%, to $6.5 million in 2009 as compared to $7.8 million in 2008. The decrease is due to costs savings driven by our ongoing efforts to manage our costs as part of Vision 2010 and approximately $700k due diligence costs incurred in connection with an abandoned transaction in 2008. These decreases were partially offset by an increase in compensation related to meeting our financial goals for the 2009 period.

Property expense decreased by $684,000, or 8%, to $8.2 million in 2009 as compared to $8.9 million in 2008. The decrease is primarily attributable to a decrease in bad debt reserves recorded (inclusive of any related recoveries) on our tenant receivables.

Impairment charge decreased by $43,000, or 9%, to $441,000 in 2009 as compared to $484,000 in 2008. During 2008, we recorded an impairment related to a non-core real estate asset whose carrying value exceeded its net realizable values. During 2009, we recognized an impairment of $441,000 related to the acquisition of REITPlus’s net assets pursuant to the merger of AmREIT and REITPlus as further discussed in Note 2 to the accompanying consolidated financial statements.

Depreciation and amortization decreased by $1.6 million, or 18%, to $7.4 million in 2009 compared to $9.0 million in 2008. This decrease was primarily attributable to accelerated depreciation recorded during 2008 related to two tenants that terminated their leases prior to lease expiration.

Other
Interest expense decreased by $263,000, or 2%, to $10.5 million in 2009 as compared to $10.8 million in 2008. The decrease is primarily attributable to a decrease in the average outstanding balance during 2009 as a result of pay downs on the line of credit.

Loss from merchant development funds and other affiliates decreased by $290,000, or 32%, to a loss of $604,000 as compared to a loss of $894,000 in 2008. The decrease is mainly due to 2008 losses related to our investments in AmREIT Woodlake, LP, AmREIT Westheimer Gessner, LP and Shadow Creek Ranch holding company. We sold a portion of our interests in AmREIT Woodlake L.P. and AmREIT Westheimer Gessner, L.P. to our merchant development funds at each investment’s carrying cost. We sold our initial interest in Shadow Creek Ranch to REITPlus in 2008, although we acquired all of the assets of REITPlus in November 2009 as a result of the merger of AmREIT and REITPlus.

Income from discontinued operations increased by $4.2 million, or 177%, to income of $1.8 million in 2009 as compared to a loss of $2.4 million in 2008. The increase is primarily attributed to the recognition of a $1.9 million deferred gain (net of taxes) resulting from the 2008 sale of an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas. Additionally, our independent broker-dealer fund-raising business and construction business, which were discontinued as part of the restructuring in 2008, generated net losses in 2008. Additionally, during 2008, we recorded impairment charges of $1.0 million related to three properties that represented non-core real estate assets.

Results of Operations
Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Total revenues increased by $1.5 million, or 4%, to $40.4 million in 2008 as compared to $39.0 million in 2007. This increase was primarily attributable to an increase in rental revenues, construction management fee income, and asset management fee income offset by a decrease in real estate fee income.

Rental revenues increased by $2.1 million, or 7%, to $34.1 million in 2008 as compared to $32.0 million in 2007. The increase was primarily due to an increase in base rent attributable to the Woodlands ground leases, which we acquired in February 2007, as well as an increase in tenant reimbursements of taxes, maintenance expenses.

Real estate fee income decreased approximately $927,000, or 18%, to $4.3 million in 2008 as compared to $5.2 million in 2007. The decrease is primarily attributable to a decrease in development fees resulting from a decreased number of development projects in 2008.

Construction management fee income- related party increased $203,000, or 98%, to $410,000 in 2008 as compared to $207,000 in 2007. This increase is due to an increase in construction management fees primarily attributable to a large redevelopment project owned by one of our merchant development funds which commenced during 2008.

Asset management fee revenues increased $212,000, or 16%, to $1.5 million in 2008 as compared to $1.3 million in 2007 primarily due to an increase in capital under management as a result of capital-raising by our merchant development funds during 2008.

Expenses
Total operating expenses increased by $3.7 million, or 15%, to $28.0 million in 2008 as compared to $24.2 million in 2007. This increase was primarily attributable to increases in general and administrative, property expense, impairment charge and depreciation and amortization offset by a decrease in real estate commissions.

General and administrative expense increased by $1.0 million, or 15%, to $7.8 million in 2008 as compared to $6.8 million in 2007. The increase was primarily due to due diligence costs incurred in connection with a pending transaction.

Property expense increased by $1.5 million, or 20%, to $8.9 million in 2008 as compared to $7.4 million in 2007. During 2008 we recorded $1.1 million of bad debt expense related to tenant collections. Our bad debts are primarily associated with a small number of major tenants, two of which declared bankruptcy during 2008 and another which vacated their space during the second quarter of 2008. Additionally, we incurred non-reimbursable structural repairs of $236,000 on one of our properties during 2008.
Impairment charge increased by $484,000 to $484,000 in 2008 as compared to $0 in 2007. During 2008, we recorded an impairment related to a non-core real estate asset whose carrying value exceeded its net realizable value.

Depreciation and amortization increased by $1.1 million, or 13%, to $9.0 million in 2008 compared to $8.0 million in 2007. This increase was primarily attributable to accelerated depreciation related to two tenants that terminated their leases during 2008 prior to lease expiration.

Real estate commission expense decreased by $320,000, or 70%, to $139,000 in 2008 compared to $459,000 in 2007. This reduction in real estate commission expense is attributable to reduced transactional activity during 2008, consistent with our reduction in real estate fee income described above.

Other
Interest expense increased by $940,000, or 10%, to $10.8 million in 2008 as compared to $9.8 million in 2007. The increase is primarily attributable to an increase in the average outstanding balance during 2008 as a result of the buyback of Class A common shares as well as our acquisition of a 1.4-acre parcel of land in San Antonio.

Income from merchant development funds and other affiliates decreased by $1.0 million, or 684%, to a loss of $894,000 as compared to income of $153,000 in 2007. The decrease is mainly due to a decrease in income recognized during the 2008 period related to our promoted general partner interest in AmREIT Opportunity Fund, LP. Additionally, we recorded a net loss related to our investment in AmREIT Woodlake, LP and Woodlake Pointe, LP during the 2008 period. We invested in AmREIT Woodlake, LP in August 2007 and in Woodlake Pointe, LP in November 2007.

Loss from discontinued operations increased by $1.1 million, or 90%, to a loss of $2.4 million in 2008 as compared to a loss of $1.3 million in 2007. The increase is mainly attributable to our restructuring in 2008. As a result of this restructure, we incurred $2.5 million related to the write-off of organization and offering costs and severance costs related to employees terminated as part of the restructuring. Additionally, the net loss generated by our fund raising business, which we discontinued as part of the restructuring, increased during 2008 as a result of a reduction in capital-raising activities. The total loss resulting from the restructuring charges were offset by net gains on the disposition of properties of $1.0 million.

Funds From Operations

We consider Funds from Operations (“FFO”) to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate our FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	2009 (1)	2008 (2)	2007
Income – before discontinued operations	$3,421	$2,529	$6,646
Income (Loss) – from discontinued operations	1,834	(2,386)	(1,255)
Non controlling interest	(121)	(331)	(140)
Plus depreciation of real estate assets – from operations	7,296	8,873	7,802
Plus depreciation of real estate assets – from discontinued operations	—	46	76
Adjustments for nonconsolidated affiliates	552	849	476
Less gain on sale of real estate assets acquired for investment	—	(924)	—
Less class B, C & D distributions	(8,357)	(10,013)	(11,709)
Less premium on merger conversion of AmREIT class C and D shares	(10,171)	—	—
Total FFO available to shareholders	($5,546)	($1,357)	$1,896

(1) includes a $10.2 million premium related to the conversion of the AmREIT class C and class D shares to AmREIT class A shares. Additionally, we recorded a $441,000 impairment related to the acquisition of REITPlus’s net assets. See Note 2 to the accompanying consolidated financial statements for further discussion. Additionally, included in FFO is a $1.9 million gain on real estate held for resale, net of taxes, which was realized in 2009.

(2) FFO includes an impairment charge of $1.5 million related to four properties that represented non-core real estate assets, one of which was sold in July 2008. FFO for the year ended December 31, 2008 also includes a restructuring charge of $2.5 million related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring..

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest-rate changes primarily related to the variable interest rate on our credit facility and related to the refinancing of long-term debt which currently contains fixed interest rates. To achieve these objectives, we borrow primarily at fixed interest rates, and we occasionally enter into interest-rate swaps as part of our interest-rate risk management approach. We have not, and do not plan to, entered into any derivative financial instruments for trading or speculative purposes.

As of December 31, 2009, the carrying value of our debt obligations was $183.0 million, $134.1 million of which represented fixed rate obligations with an estimated fair value of $132.5 million. As of December 31, 2008, the carrying value of our total debt obligations was $184.4 million, $135.9 million of which represented fixed-rate obligations with an estimated fair value of $140.3 million. The remaining $48.6 million of our debt obligations have a variable interest rate. Such debt has market-based terms and was renegotiated in 2009; therefore, management believes its carrying value is representative of its fair value as of December 31, 2009. We entered into an interest rate swap agreement related to a $17.0 million variable-rate note collateralized by our MacArthur Park property, the effect of which was to convert these variable interest payments to fixed payments throughout the term of the note. In the event interest rates on our variable rate debt, excluding the debt where payments have been fixed through an interest-rate swap, were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $316,000 based on the variable-rate debt outstanding at December 31, 2009.

The discussion above considers only those exposures that exist as of December 31, 2009. It, therefore, does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

The Company and its subsidiaries maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, which is a process designed under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and
- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The Company’s management has responsibility for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of our internal control over financial reporting, our management along with our CEO and CFO believe that the Company’s internal control over financial reporting is effective as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On November 24, 2009, AmREIT held a special meeting of AmREIT shareholders and REITPlus held a special meeting of REITPlus stockholders. Two matters were submitted to the AmREIT and REITPlus stockholders for consideration at the respective meetings:

1. The approval of the Amended and Restated Agreement and Plan of Merger, dated as of July 10, 2009, by and among REITPlus, REITPlus Advisor, Inc. and AmREIT and the transactions contemplated thereby, including the merger of AmREIT with and into REITPlus; and

2. The adjournment or postponement of the special meetings, if necessary, to permit the further solicitation of proxies if there were not sufficient votes at the time of the special meetings to approve the above proposal.

The results of the shares voted with regard to each of these matters are as follows:

1. Approval of the Agreement and Plan of Merger:

REITPlus Stockholders			AmREIT Stockholders
For	Against	Abstain	For	Against	Abstain
473,269	0	5,037	13,038,820	433,526	449,840

2. Approval of the adjournment or postponement of the special meetings, if necessary, to permit the further solicitation of proxies:

REITPlus Stockholders			AmREIT Stockholders
For	Against	Abstain	For	Against	Abstain
472,269	0	6,037	12,984,617	603,968	333,603

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the SEC and which is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be presented in our Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2009.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders.	—	—	3,288,739 (1)

Equity compensation plans not approved by security holders.	—	—	—

TOTAL			3,288,739

1) Includes 2,000,000 shares of our common stock initially reserved under our 2007 Independent Directors Stock Incentive Plan, all of which remain available for issuance under the plan; and 1,288,739 shares of our common stock available under our 1999 Flexible Incentive Plan, which we assumed in the merger with AmREIT.

The remaining information required by this Item will be presented in our Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item will be presented in our Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be presented in our Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)	The following financial statements and schedules are included in this Annual Report on Form 10-K beginning on page F-1:

	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule (unaudited)
Schedule III – Consolidated Real Estate Owned and Accumulated Depreciation

(b)		Exhibits

2.1

Agreement and Plan of Merger between REITPlus, Inc. and AmREIT (previously filed and incorporated herein by reference to Appendix D to Amendment No. 5 to REITPlus’s Registration Statement on Form S-4, filed on October 8, 2009).

3.1		Articles of Amendment and Restatment (included as Exhibit 3.1 Amendment No. 3 to REITPlus’s Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.2		Amended and Restated By-laws (included as Exhibit 3.2 to the Amendment No. 1 to REITPlus’s Registration Statement on Form S-11, filed July 20, 2007, and incorporated herein by reference).

10.1		Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009 (included as Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2009, and incorporated herein by reference).

10.2†

REITPlus, Inc. 2007 Independent Directors Stock Incentive Plan, dated October 31, 2007 (previously filed and incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to REITPlus’s Registration Statement on Form S-11, filed November 1, 2007).

10.3

First Amended and Restated Limited Partnership Agreement of REITPlus Operating Partnership, LP, dated October 31, 2007 (previously filed and incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to REITPlus’s Registration Statement on Form S-11, filed November 1, 2007).

10.4

Amended and Restated Revolving Credit Agreement, effective as of November 21, 2008, by and between AmREIT and Wells Fargo Bank, National Association (previously filed and incorporated by reference to Exhibit 10.5 to AmREIT’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.5†		Employment Agreement with H. Kerr Taylor, dated as of November 1, 2006 (previously filed and incorporated by reference to Exhibit 10.1 to AmREIT’s Current Report on Form 8-K filed November 3, 2006).

10.6†		Employment Agreement with Chad C. Braun dated as of November 1, 2006 (previously filed and incorporated by reference to Exhibit 10.2 to AmREIT’s Current Report on Form 8-K filed November 3, 2006).

10.7†		AmREIT, Inc. 19999 Flexible Incentive Plan (previously filed and incorporated by reference to Annex A of AmREIT’s Proxy Statement for its 1999 Annual Meeting of Stockholders, filed April, 30, 1999).

21.1 *		Subsidiaries of the Company

31.1 *		Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Furnished herewith
† Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 1st of March 2010 by the undersigned, thereunto duly authorized.

AmREIT, Inc.

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	March 1, 2010
H. KERR TAYLOR
Chairman of the Board, President, and Chief Executive
Officer (Principal Executive Officer)

/s/ Chad C. Braun	March 1, 2010
CHAD C. BRAUN, Chief Financial Officer
(Principal Financial Officer)

/s/ Brett P. Treadwell	March 1, 2010
BRETT P. TREADWELL, Managing Vice President – Finance
(Principal Accounting Officer)

/s/ Robert S. Cartwright, Jr.	March 1, 2010
ROBERT S. CARTWRIGHT, JR., Director

/s/ Brent M. Longnecker	March 1, 2010
BRENT M. LONGNECKER, Director

/s/ Scot Luther	March 1, 2010
SCOT LUTHER., Director

/s/ Mack D. Pridgen III	March 1, 2010
MACK D. PRIDGEN III, Director

/s/ Philip W. Taggart	March 1, 2010
PHILIP W. TAGGART, Director

/s/ H.L. Rush, Jr.	March 1, 2010
H.L. RUSH, JR., Director

AmREIT, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AmREIT, Inc.:

We have audited the accompanying consolidated balance sheets of AmREIT, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. As such, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG LLP

Houston, Texas
March 1, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and December 31, 2008
(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Real estate investments at cost:
Land	$131,351	$130,438
Buildings	142,575	140,711
Tenant improvements	9,883	9,552
	283,809	280,701
Less accumulated depreciation and amortization	(24,934)	(19,721)
	258,875	260,980

Real estate held for sale, net	—	2,662
Net investment in direct financing leases held for investment	21,057	18,884
Acquired lease intangibles, net	7,194	9,446
Investment in merchant development funds and other affiliates	9,527	4,496
Net real estate investments	296,653	296,468

Cash and cash equivalents	1,067	2,335
Tenant receivables, net	3,697	3,717
Accounts receivable, net	2,014	1,979
Accounts receivable - related party	152	1,441
Notes receivable	4,043	5,533
Notes receivable - related party	4,669	5,307
Deferred costs, net	2,703	2,556
Other assets	5,334	6,269
TOTAL ASSETS	$320,332	$325,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$182,976	$184,352
Accounts payable and other liabilities	7,741	5,649
Acquired below market lease intangibles, net	1,732	2,112
Deferred gain on sale of property	—	2,919
Security deposits	705	705
TOTAL LIABILITIES	193,154	195,737

Stockholders’ equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
AmREIT, Inc common shares, $0.01 par value, 1,000,000,000 shares authorized, 22,950,952 and 0 shares issued and outstanding, respectively	230	—
Class A common shares, $0.01 par value, 50,000,000 shares authorized, 0 and 6,634,489 shares issued and outstanding, respectively	—	66
Class C common shares, $0.01 par value, 4,400,000 shares authorized, 0 and 4,139,802 shares issued and outstanding, respectively	—	41
Class D common shares, $0.01 par value, 17,000,000 shares authorized, 0 and 10,993,010 shares issued and outstanding, respectively	—	110
Capital in excess of par value	190,975	185,350
Accumulated distributions in excess of earnings	(63,908)	(46,383)
Accumulated other comprehensive loss	(384)	(409)
Cost of treasury shares, 0 and 1,355,405 Class A common shares, respectively	—	(10,151)
TOTAL STOCKHOLDERS’ EQUITY	126,913	128,624
Non-controlling interest	265	1,244
TOTAL EQUITY	127,178	129,868
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$320,332	$325,605

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008, and 2007
(in thousands, except per share data)
(unaudited)

	Year to date ended December 31,
	2009	2008	2007

Revenues:
Rental income from operating leases	$30,193	$32,066	$29,932
Earned income from direct financing leases	2,240	2,009	2,026
Lease termination income	1,065	100	266
Real estate fee income	483	438	1,196
Real estate fee income - related party	2,121	3,877	4,046
Construction management fee income	—	41	22
Construction management fee income - related party	450	410	207
Asset management fee income - related party	1,530	1,501	1,289
Total revenues	38,082	40,442	38,984

Expenses:
General and administrative	6,477	7,794	6,788
Property expense	8,222	8,906	7,399
Legal and professional	1,773	1,616	1,621
Real estate commissions	2	139	459
Depreciation and amortization	7,427	9,033	7,962
Impairment charge	441	484
Total expenses	24,342	27,972	24,229

Operating income	13,740	12,470	14,755

Other income (expense):
Interest and other income - related party	647	1,029	1,102
Income (loss) from merchant development funds and other affiliates	(604)	(894)	153
Income tax benefit for taxable REIT subsidiary	157	706	478
Interest expense	(10,519)	(10,782)	(9,842)

Income from continuing operations	3,421	2,529	6,646

Loss from discontinued operations, net of taxes	(63)	(2,615)	(1,255)
Gain on sales of real estate acquired for resale, net of taxes	1,897	229	—
Income (loss) from discontinued operations	1,834	(2,386)	(1,255)

Net income including noncontrolling interest	5,255	143	5,391

Net income attributable to noncontrolling interest	(121)	(331)	(140)
Net income (loss) attributable to AmREIT shareholders	5,134	(188)	5,251

Distributions paid to Class C and D shareholders	(18,528)	(10,013)	(11,709)

Net loss available to Class A shareholders	$(13,394)	$(10,201)	$(6,458)

Net loss per common share - basic and diluted
Loss before discontinued operations	$(2.14)	$(1.38)	$(0.81)
Income (loss) from discontinued operations	$0.26	$(0.42)	$(0.20)
Net loss	$(1.88)	$(1.80)	$(1.01)

Weighted average Class A common shares used to
compute net loss per share, basic and diluted	7,102	5,667	6,358

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008, and 2007
(in thousands)

			Accumulated distributions in excess of earnings	Accumulated other comprehensive loss
		Capital in excess of par value				Cost of treasury shares
	Common Shares Amount				Noncontrolling Interest
							Total

Balance at December 31, 2006	$227	$194,696	$(23,749)	$—	$1,137	$(2,124)	$170,187
Net income	—	—	5,391	—	—	—	5,391
Net income attributable to noncontrolling interest	—	—	(140)	—	140	—	—
Deferred compensation issuance of restricted shares, Class A	—	(749)	—	—	—	837	88
Issuance of common shares, Class A	1	—	—	—	—	—	1
Repurchase of common shares, Class A	—	—	—	—	—	(1,297)	(1,297)
Repurchase of common shares, Class B	(11)	(9,274)	—	—	—	—	(9,285)
Amortization of deferred compensation	—	739	—	—	—	—	739
Issuance of common shares, Class C	2	1,721	—	—	—	—	1,723
Retirement of common shares, Class C	(2)	(1,754)	—	—	—	—	(1,756)
Issuance of common shares, Class D	5	4,412	—	—	—	—	4,417
Retirement of common shares, Class D	(5)	(4,626)	—	—	—	—	(4,631)
Distributions	—	—	(14,867)	—	(98)	—	(14,965)
Balance at December 31, 2007	$217	$185,165	$(33,365)	$—	$1,179	$(2,584)	$150,612

Net (loss)	—	—	143	—	—	—	143
Net income attributable to noncontrolling interest	—	—	(331)	—	331	—	—
Fair value of hedge liability	—	—	—	(409)	—	—	(409)
Deferred compensation issuance of restricted shares, Class A	—	492	—	—	—	(559)	(67)
Issuance of common shares, Class A	—	47	—	—	—	67	114
Repurchase of common shares, Class A	—	—	—	—	—	(7,075)	(7,075)
Amortization of deferred compensation	—	437	—	—	—	—	437
Issuance of common shares, Class C	—	1,545	—	—	—	—	1,545
Retirement of common shares, Class C	—	(1,590)	—	—	—	—	(1,590)
Issuance of common shares, Class D	—	4,016	—	—	—	—	4,016
Retirement of common shares, Class D	—	(4,762)	—	—	—	—	(4,762)
Distributions	—	—	(12,830)	—	(266)	—	(13,096)
Balance at December 31, 2008	$217	$185,350	$(46,383)	$(409)	$1,244	$(10,151)	$129,868

Net income including noncontrolling interest	—	—	5,255	—	—	—	5,255
Net income attributable to noncontrolling interest	—	—	(121)	—	121	—	—
Fair value of hedge liability	—	—	—	25	—	—	25
Deferred compensation issuance of restricted shares, Class A	—	(464)	—	—	—	464	—
Merger between AmREIT and REITPlus	13	6,098	(10,171)	—	—	9,687	5,627
Retirement of AmREIT common shares, Class A, C, and D	—	(348)	—	—	—	—	(348)
Amortization of deferred compensation	—	499	—	—	—	—	499
Purchase of ownership in consolidated entity	—	(160)	—	—	(992)	—	(1,152)
Distributions	—	—	(12,488)	—	(108)	—	(12,596)

Balance at December 31, 2009	$230	$190,975	$(63,908)	$(384)	$265	$—	$127,178

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income including noncontrolling interest	$5,255	$143	$5,391
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	—	(2,476)	—
Proceeds from sale of real estate acquired for resale	1,500	466	1,399
Gain on sale of real estate acquired for resale	(2,875)	(229)	—
Gain on sale of real estate acquired for investment	—	(924)	—
Impairment charge	441	1,494	—
Bad debt expense	781	1,403	—
Restructuring charges	—	1,919	—
Lease termination income	(1,065)	—
Loss from merchant development funds and other affiliates	604	894	(153)
Cash receipts (payments) related to deferred related party fees	26	(400)	850
Depreciation and amortization	7,419	9,081	8,071
Amortization of above/below market rent	(55)	(944)	(298)
Amortization of loan premium and financing cost	385	113	(27)
Amortization of deferred compensation	499	437	739
Distributions from merchant development funds and other affiliates	2	539	467
Increase in tenant receivables	(602)	(473)	(68)
Decrease (increase) in accounts receivable	(194)	453	521
Decrease (increase) in accounts receivable - related party	1,289	2,026	(3,721)
Cash receipts from direct financing leases more than income recognized	253	209	112
Decrease (increase) in other assets	(465)	(948)	(962)
Increase (decrease) in accounts payable and other liabilities	2,067	(2,115)	(1,377)
Decrease in accounts payable- related party		(469)	—
Increase in security deposits	—	30	6
Net cash provided by operating activities	15,265	10,229	10,950

Cash flows from investing activities:
Improvements to real estate	(1,977)	(3,107)	(3,735)
Acquisition of investment properties	—	—	(10,610)
Loans to affiliates	(2,045)	(4,986)	(6,423)
Payments from affiliates	1,531	10,121	6,085
Investment in receivable	—	(1,621)	—
Additions to furniture, fixtures and equipment	(7)	(120)	(75)
Proceeds from sale to related party of investment in other affiliates	—	10,126	—
Investment in merchant development funds and other affiliates	—	(5,490)	(9,263)
Distributions from merchant development funds and other affiliates	112	333	235
Proceeds from sale of investment property	—	3,530	—
REITPlus cash on hand at time of acquisition	667	—	—
Decrease in preacquisition costs	16	194	(179)
Net cash provided by (used in) investing activities	(1,703)	8,980	(23,965)

Cash flows from financing activities:
Proceeds from notes payable	8,475	66,037	104,811
Payments of notes payable	(9,771)	(62,817)	(67,658)
Payments for financing costs	(590)	(508)	(542)
Purchase of treasury shares	—	(7,075)	(1,297)
Issuance of common shares	—	81	—
Retirement of common shares	(348)	(6,352)	(15,669)
Issuance costs	—	(42)	(12)
Common dividends paid	(12,488)	(7,261)	(8,715)
Distributions to noncontrolling interests	(108)	(158)	(97)
Net cash provided by (used in) financing activities	(14,830)	(18,095)	10,821

Net increase (decrease) in cash and cash equivalents	(1,268)	1,114	(2,194)
Cash and cash equivalents, beginning of period	2,335	1,221	3,415
Cash and cash equivalents, end of period	$1,067	$2,335	$1,221

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$10,187	$10,683	$9,708
Income taxes	445	210	867

Supplemental schedule of noncash investing and financing activities

See Note 2 for further discussion of non-cash investing and financing activities associated with the recapitalization and merger, including the issuance of AmREIT, Inc shares in exchange for the AmREIT class A, class C, and class D shares and in exchange for REITPlus’s net assets

During 2008 and 2007 we issued class C common and D common shares with a value of $5.6 million and $6.2 million in satisfaction of dividends through the dividend reinvestment program.

In 2009, we issued 64,000 restricted shares to AmREIT trust managers as part of their compensation arrangements. The restricted shares vest over a three year period. We recorded $580,000 in deferred compensation related to the issuance of the restricted shares

In 2008, we issued 10,000 restricted shares to trust managers as part of their compensation arrangements. The restricted shares vest over a three year period. We recorded $67,000 in deferred compensation related to the issuance of the restricted shares

In 2007, we issued 131,000 restricted shares to employees and trust managers as part of their compensation arrangements. The restricted shares vest over a four and three year period, respectively. We recorded $1.1 million in deferred compensation related to the issuance of the restricted shares

During the year ended December 31, 2009, we reclassified $2.7 million of assets held for sale back to held for use. Furthermore, approximately $2.2 million in building improvements, a portion of which were incurred in 2009, were reclassified to Investment in Direct Financing Lease upon execuition of a lease in 2009.

During the year ended December 31, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently rejected their operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building.

During 2009, AmREIT Income and Growth Fund (“AIG”) assigned to AmREIT its 19.6% ownership interest in AAA CTL Notes, Ltd. valued at $1.2 million in exchange for a corresponding reduction in AIG’s note payable to AmREIT.

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

1. OUR RECENT HISTORY AND OUR BUSINESS

OUR RECENT HISTORY

We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. (“REITPlus”), a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”). REITPlus was structured as an externally managed and advised REIT, with a wholly owned subsidiary of AmREIT providing investment advisory and property and corporate management services.

During 2007, AmREIT initiated a strategic plan referred to as “Vision 2010”. Vision 2010 was designed to create a more conforming business platform that would reduce the earnings volatility of AmREIT’s business model while also simplifying its capital structure, with the ultimate goal of growing its portfolio of properties. Vision 2010 includes three phases as follows:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by some of AmREIT’s transactional operating subsidiaries. In connection with Phase I of the plan, AmREIT simplified its operating platform and reduced its transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, it terminated the best efforts equity offering of REITPlus. Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but reduced AmREIT’s annual overhead and general and administrative expenses.

•

Phase II consisted of changes which were designed to simplify AmREIT’s equity capital structure. As the first step in Phase II, in December 2008, AmREIT voluntarily de-listed its Class A common shares from trading on the NYSE Alternext Exchange. As the last step in Phase II, at special meetings on November 24, 2009, both AmREIT and REITPlus shareholders approved a merger of AmREIT with and into REITPlus, resulting in a combined, conforming entity with a single class of common stock, which was renamed AmREIT, Inc. We believe that this simplified capital structure will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares.

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for shareholders as the country begins to move out of the current recession and into recovery.

Following our strategic combination with our predecessor, AmREIT, all of the independent members of the boards of both AmREIT and REITPlus, as well as H. Kerr Taylor, who served as chairman and chief executive officer of both companies, now form our seven-member Board of Directors. After the merger, we are internally managed by the former management team of AmREIT. Accordingly, the following discussion describes the business of AmREIT, Inc. which is comprised of the combined businesses previously conducted by AmREIT and REITPlus. As further discussed in Note 2 to the accompanying consolidated financial statements, for accounting purposes, the transaction was treated as an asset acquisition, with AmREIT being the accounting acquirer deemed to have acquired the net assets of REITPlus. As a result, the financial statements beginning on page F-3 of the accompanying consolidated financial statements reflect the historical position and results of operations of AmREIT prior to the merger and those of the combined company following the merger.

In these notes to the financial statements, “we”, “us”, “our”, or “the Company”, refers to AmREIT, Inc., the combined company following the merger of REITPlus with AmREIT, together with its predecessors and subsidiaries, including joint ventures, unless the context requires otherwise.

OUR BUSINESS

We are a full service real estate company that focuses on acquiring Irreplaceable Corner™ commercial properties in three of the top six major employment and population growth markets throughout the United States. For 26 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion. We have elected to be taxed as a REIT for federal income tax purposes.

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in top U.S. growth markets with high barriers to entry, high daytime and evening population, high rate of cars per day and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, our advisory business invests in and advises various merchant development funds that own, develop and manage Tomorrow’s Irreplaceable Corners™. These are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MERGER ACCOUNTING

Simultaneously with the merger of AmREIT with and into REITPlus, wherein AmREIT acquired REITPlus’s net assets, AmREIT consummated a recapitalization of its equity structure by combining its three classes of common shares into a single common class of common stock. The following discussion addresses the accounting treatment for the recapitalization as well as for the acquisition of REITPlus’s net assets.

Recapitalization – Prior to the merger, AmREIT had Class A common shares (“Class A”), Class C common shares (“Class C”) and Class D common shares (“Class D”) outstanding (collectively, the “AmREIT Shares”). The AmREIT Declaration of Trust provided that any merger of AmREIT that resulted in Class A being converted into another security or other form of consideration must also result in Class C and Class D being converted or convertible into such securities or other consideration as if the Class C and Class D had first been converted into Class A at the conversion prices and fair market value per share of Class A as set forth in the Declaration of Trust. The Class C and Class D were each convertible into Class A at their respective premiums pursuant to the Declaration of Trust. In conjunction with the merger, the AmREIT Shares were converted into a single class of AmREIT, Inc. common stock at exchange ratios reflecting the foregoing conversion principles. The premium, which was $10.2 million, has been recorded as an additional dividend in accordance with generally accepted accounting principles. Given that AmREIT is the accounting acquirer, as discussed further below, the foregoing exchange/conversion was treated for accounting purposes as a deemed recapitalization of AmREIT immediately prior to the acquisition of REITPlus’s net assets. The following table reflects the shares of Class A that were issued to the holders of Class C and Class D in the recapitalization as well as the shares of Class A that were outstanding immediately prior to the merger with REITPlus:

		Class C		Class D		Total
	Class A	Purchase	DRIP	Purchase	DRIP
Shares outstanding, net of treasury	5,318,925	3,369,439	770,363	9,374,938	1,591,317	—
Amount invested per share		$10.00	$10.00	$10.00	$10.00
Total invested		33,694,390	7,703,630	93,749,380	15,913,170
Premium percentage on total invested (a)		10.0%	10.0%	5.5%	5.5%
Premium		$3,369,439	$770,363	$5,156,216	$875,224	$10,171,242
Total value to be exchanged		$37,063,829	$8,473,993	$98,905,596	$16,788,394	$161,231,812
Value of A Shares (b)		$9.50	$9.50	$9.50	$9.50	$9.50
A Shares to be issued		3,901,456	891,999	10,411,115	1,767,199	16,971,770
A Shares currently outstanding						5,318,925
A Shares outstanding post-recap						22,290,695

A Shares to be issued						16,971,770
Shares issued from treasury						(1,315,564)
Newly issued shares						15,656,206

A Shares o/s post-recap						22,290,695

(a) The conversion price of Class C Shares as set forth in the AmREIT Declaration of Trust is equal to $11.00 per share (i.e., a 10% premium on the $10.00 issuance price), which is referred to as the Class C Conversion Price. The conversion price of Class D Shares as set forth in the Declaration of Trust is equal to the original $10.00 issuance price of the Class D Shares, increased by a premium of 1.1% per year outstanding (with a maximum increase of 7.7%), such increased price being referred to as the Class D Conversion Price. The conversion ratio of Class C Shares or Class D Shares, as the case may be, into Class A Shares is determined under the Declaration of Trust by dividing the applicable conversion price by the fair market value of the Class A Shares.

(b) AmREIT management conducted a “bottom-up” valuation of the real estate assets of both AmREIT and REITPlus. Management based its valuation of the real estate assets with appraisals from two nationally-recognized real estate appraisal firms. After valuing the real estate assets of both companies to the merger, management estimated the value of the common shares of the constituent companies as going-concerns utilizing generally accepted valuation methodologies. Such methodologies included analyzing the net value of the assets of the respective companies, determining equity value based on the discounted cash flows of the companies, and evaluating the companies in comparison to peer companies in the REIT industry. On the basis of its analyses, management estimated the value of AmREIT’s Class A Shares to be between $9.00 and $12.00 per share after assigning to AmREIT’s Class C Shares and Class D Shares the $11.00 and $10.55 per share values, respectively, mandated by the conversion prices for those classes of shares as set forth in the AmREIT Declaration of Trust. Management recommended, and the AmREIT Board approved, a valuation of the AmREIT Class A Shares at $9.50 per share, near the bottom of the valuation range estimated by management, based on the facts that the Class A Shares lacked an established trading market and AmREIT’s business was currently subject to economic and market conditions that countered a higher valuation. Management believed that such valuation was an approximately 20% discount from the estimated net asset value per share of Class A Shares, which management believed to be appropriate when compared to the discounts to net asset value of the shares of other REITs that management deemed comparable to AmREIT. Management recognized that shares of Class A Shares were traded on The Pink Sheets since the AmREIT’s delisting from the NYSE Alternext in December 2008. Those trades were at values significantly less than management’s estimate of fair value. Management believed that The Pink Sheets were not a reliable measure of value for AmREIT shares because they were not an active market for AmREIT shares, they did not contemplate the fair value of AmREIT’s assets, including its properties, as there were no published fair value information or analyst reports and they did not contemplate a unified capital structure with a single dividend rate. At the time management determined the estimated value of the Class A Shares, management did not have the benefit of the valuation fairness opinion provided by KeyBanc, our fairness expert. KeyBanc delivered its opinion to the AmREIT Board on May 20, 2009, at the time the Board was considering approval of the merger agreement and recommendation of the merger to AmREIT’s shareholders. KeyBanc’s opinion was that the exchange ratios provided in the merger agreement were fair, from a financial point of view, to the AmREIT shareholders. In reaching its opinion, KeyBanc utilized a comparable company analysis that estimated the value per share of Class A Shares to be between $7.25 and $9.75, a discounted cash flow analysis that estimated the value per share of Class A Shares to be between $7.47 and $10.73 and a net asset value analysis that estimated the net asset value per share of Class A Shares to be between $10.83 and $11.87 per share. In opining as to the fairness of the various exchange ratios, KeyBanc did not form a conclusion as to whether any individual analysis, considered in isolation, supported or failed to support its opinion and ultimately reached its opinion based on the results of all analyses taken as a whole. Neither management nor KeyBanc placed particular reliance or weight on any individual analyses.

Acquisition - Although REITPlus was the surviving legal entity in the merger, AmREIT was deemed to be the acquirer for financial reporting purposes pursuant to Accounting Standards Codification (“ASC”) ASC 805 Business Combinations. The transaction was treated legally as a merger of the two entities; however, for accounting purposes the transaction was treated as an asset acquisition pursuant to ASC 805.The merger was therefore treated as an acquisition by AmREIT of REITPlus’s net assets. Accordingly, the accompanying statements of operations for the periods prior to the merger represent the historical operating results of AmREIT. The operating results generated by REITPlus’s net assets are included in our 2009 operating results from the date of the merger.

The acquisition of REITPlus was accounted for by applying the acquisition method under ASC 805. The purchase price for REITPlus was determined based on the fair value of the consideration given in exchange for the REITPlus net assets received in the acquisition. The fair value of the consideration given was $7.2 million, (calculated as the 758,604 AmREIT shares deemed given in the transaction valued at $9.50/share) which management believes reflects the fair value of the net assets of REITPlus deemed acquired by AmREIT.

AmREIT incurred costs of approximately $1.3 million in connection with the merger which included fees for investment banking services, legal, accounting, due diligence, tax, valuation, printing and various other services necessary to complete the transaction. Costs incurred in connection with the issuance of our equity securities in the amount of $858,000 were recorded as a reduction of shareholders’ equity. The remaining costs incurred in the amount of $441,000 were associated with the acquisition of REITPlus’s net assets. Accordingly, they were initially capitalized as part of the assets acquired pursuant to generally accepted accounting principles applied to asset acquisitions, resulting in a total cost to AmREIT of approximately $7.6 million. However, we subsequently expensed such acquisition costs as an other-than-temporary impairment given that the carrying amount of REITPlus’s net assets acquired was in excess of their fair value to the extent of these costs.

In connection with the merger, we obtained an appraisal of Shadow Creek Ranch, REITPlus’s sole real estate investment in which it held a 10% interest. The combination of the appraised value of REITPlus’s interest in Shadow Creek Ranch and REITPlus’s other net assets equaled approximately $5.8 million We believe that the $7.2 million cost ($7.6 million total consideration, net of the $441,000 transaction costs which were expensed as an other-than-temporary impairment) to AmREIT is a more clearly evident and reliable measure than the value of REITPlus’s net assets, including the appraised value of its interest in Shadow Creek Ranch. We believe that the $1.4 million difference in these values is attributable to the use of an ‘as is’ appraised value of Shadow Creek Ranch versus the use of a “stabilized value” of Shadow Creek Ranch using a 10-year discounted cash flow analysis. As such, we believe that this difference represents a temporary impairment.

The following represents the assets acquired and liabilities assumed by AmREIT in the acquisition. No other tangible or intangible assets were identified as part of the acquisition:

		(in thousands)
	Assets
	Cash	$743
	Remaining interest in Shadow Creek Ranch (a)	5,769
	Investment in AmREIT (90,241 Class A shares) (b)	720
	Prepaid expenses	48
	Total assets acquired	$7,280
	Liabilities
	Accounts payable and accrued liabilities	—
	Accounts payable – related party	75
	Total liabilities assumed	75
	Net assets acquired	$7,205
Less:	Treasury shares	(720)
	Acquisition costs	(858)
	Net effect on equity	$5,627

(a)

AmREIT owned a 16% interest in REITPlus Operating Partnership, LP (“REITPlus OP”) which held the investment in Shadow Creek Ranch and in AmREIT. The $5.8 million represents AmREIT’s cost in acquiring the remaining 84% interest in Shadow Creek Ranch owned by REITPlus OP, after expensing the $441 thousand in acquisition costs as an other-than-temporary impairment.

(b)

The value of the investment in AmREIT was determined using a $9.50/share value of an AmREIT Class A share (as further discussed in note (b) to the recapitalization table above) and represents the remaining 84% interest in the AmREIT shares owned by REITPlus OP.

In connection with the merger, each AmREIT Class A share was exchanged for one share of AmREIT, Inc. common stock. The following table calculates the number of AmREIT, Inc. shares outstanding after the effects of the AmREIT recapitalization and subsequent merger with REITPlus:

		Shares
REITPlus shares pre-merger		758,604
AmREIT shares exchanged in the merger -
AmREIT shares post-recapitalization	22,290,695
Merger exchange rate	1:1	22,290,695

Less: Cancellation of AmREIT shares owned by REITPlus pre-merger		(90,241)

AmREIT, Inc. shares immediately post-merger (November 24, 2009)		22,959,058

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The Company consolidates certain joint ventures and partnerships in which it owns less than a 100% equity interest as defined in ASC 810, Consolidation. All significant inter-company accounts and transactions have been eliminated through consolidation.

As discussed above, AmREIT exited the general contracting business and the fund-raising business prior to the merger. Accordingly, the operating activity of these businesses, including all prior activity, has been reclassified as discontinued operations in the accompanying statements of operations. See “Discontinued Operations” below for further detail.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the ASC as the primary source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases we have determined we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2009, 2008 and 2007, we recognized percentage rents of $449,000, $559,000, and $669,000, respectively. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the year ended December 31, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently rejected their operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building. We recognized $100,000 and $266,000 of lease termination fee income during the years ended December 31, 2008 and 2007, respectively.

We have investments in merchant development funds and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in income (loss) from merchant development funds and other affiliates in our statement of operations.

We account for profit recognition on sales of real estate in accordance with ASC 360, Property, Plant and Equipment. Pursuant to ASC 360, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.

We provide various real estate services, including development, construction (discontinued operations), construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Construction management contracts are recognized only to the extent of the fee revenue.

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land. Such costs are expensed if and when such land acquisition becomes no longer probable. During the years ended December 31, 2009, 2008 and 2007, interest and taxes in the amount of $20,000, $106,000, and, $46,000, respectively were capitalized on properties under development.

Acquired Properties and Acquired Lease Intangibles – We account for operating real estate acquisitions pursuant to ASC 805, Business Combinations as we believe most operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, out of market debt, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above market and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2009, we owned no properties which were classified as real estate held for sale. During 2009, we reclassed $2.7 million of real esate held for sale back to held for investment. Additionally, we also reclassed $2.2 million of building to investment in direct financing leases upon execution of a lease. At December 31, 2008, we owned 2 properties with a carrying value of $2.7 million which were classified as real estate held for sale. During 2008, we reclassified $6.9 million of real estate held for sale and $16.8 million of investment in direct financing leases held for sale back to held for use as a result of those assets not being sold within a twelve month period.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying statements of operations.

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. As discussed further in Note 1 above, we recorded an impairment charge during November 2009 of $441,000 in conjunction with the acquisition of REITPlus’s net assets. During the year ended December 31, 2008, we recognized an impairment charge of $1.5 million to four properties that represent non-core real estate assets, two of which were disposed of during 2008. Of this $1.5 million impairment charge, $1.0 million is included in discontinued operations. We identified certain indicators of impairment for these non-core properties such as deteriorating macroeconomic conditions as well as their locations in the non-core markets. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. No impairment charges were recognized for the year ended December 31, 2007.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2009 and 2008, we had an allowance for uncollectible accounts of $1.0 million and $502,000, respectively, related to our tenant receivables. During 2009, 2008 and 2007, we recorded bad debt expense in the amount of $622,000, $1.1 million and $55,000, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. Our bad debts are primarily associated with a small number of major tenants. We had no recoveries of bad debt in 2007 related to tenant receivables and recovered $386,000 and $220,000 during 2009 and 2008, respectively. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense.

Accounts receivable – Included in accounts receivable are amounts due from clients of the discontinued construction services business and various other receivables. During the years ended December 31, 2009, 2008, and 2007, we recorded bad debt expense of $109,000, $50,000 and $0, respectively, related to miscellanous receivables. Bad debt expense and any related recoveries on general receivables are included in general and administrative expense. Additionally, during 2008, we recorded bad debt expense of $282,000 related to construction receivables that we specifically identified as potentially uncollectible based on our assessment of the customer’s credit-worthiness. We believe such reserved amounts to be potentially uncollectible based on our assessment of the vendor’s credit-worthiness and other considerations. Bad debt expense and any related recoveries on construction services receivables are included in construction expense (discontinued operations). Also included in accounts receivable as of December 31, 2009 is a $1.4 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center.

Note receivable – Included in note receivable is a $4.0 million note from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. During the first quarter of 2009, we collected $1.5 million on this note from the buyer. The note agreement provided that the remaining $4.0 million was due in June 2010 (after payment of $25,000 extension fee) along with interest accrued thereon since inception of the note. In January 2010, we received a $25,000 extension fee from the buyer and extended the loan to December 31, 2010. With a 30-day notice period, the buyer has a one-time loan extension right to December 31, 2011 with payment of a $25,000 extension fee and an executed commitment for a construction loan on the property development.

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we placed excess cash in short term bridge loans for these affiliates related to the acquisition or development of properties. We historically provided such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. These loans bear interest at the prime rate and are due upon demand. Of these notes receivables, $1 million is secured by the merchant development fund’s ownership in property.

DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. In December 2008, we entered into an interest rate swap for the purpose of hedging the interest rate risk on a variable-rate loan placed in conjunction with the refinancing of one of our properties. We have designated this interest rate swap as a cash flow hedge for financial reporting purposes and have therefore recorded changes in the fair value of this hedge instrument to other comprehensive income.

ASC 815 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

DEFERRED COSTS, NET

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to deferred loan costs as of December 31, 2009 and 2008 totaled $1.3 million and $834,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2009 and 2008 totaled $902,000 and $644,000, respectively.

DEFERRED COMPENSATION

Our deferred compensation and long term incentive plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us, and provide key employees the opportunity to participate in the success of our affiliated actively-managed merchant development funds through the economic participation in our general partner companies. All long term compensation awards are designed to vest over a period of three to seven years and promote retention of our team.

Restricted Share Issuances – Deferred compensation includes grants of restricted shares to our directors and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the fair value per share of our common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.

The following table presents restricted share activity during the years ended December 31, 2009 and 2008:

	2009		2008
	Non- vested Shares	Weighted Average grant date fair value	Non- vested Shares	Weighted Average grant date fair value
Beginning of period	292,305	$7.67	410,830	$7.67
Granted	64,055	9.06	10,000	6.70
Vested	(78,168)	6.99	(55,974)	7.68
Forfeited	—	0.00	(72,551)	7.57
End of period	278,192	8.20	292,305	7.67

The weighted-average grant date fair value of restricted shares issued during the years ended December 31, 2009 and 2008 was $9.06 per share and $6.70 per share, respectively. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $546,000 and $430,000 respectively. Total compensation cost recognized related to restricted shares during the three years in the period ended December 31 was $499,000, $478,000 and $739,000, respectively. As of December 31, 2009, total unrecognized compensation cost related to restricted shares was $2.2 million, and the weighted average period over which we expect this cost to be recognized is 3.7 years.

General Partner Profit Participation Interests - We have assigned up to 45% of the residual economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

Tax-Deferred Retirement Plan (401k) - We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. As of December 31, 2009, 2008 and 2007, there were 36, 52 and 65 participants enrolled in the plan. Employer contributions to the plan were $86,000, $109,000 and $101,000, for the three years in the period ended December 31, 2009.

FEDERAL INCOME TAXES

We account for federal and state income taxes under the asset and liability method.

Federal – We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status, including the requirement that at least 90% of our real estate investment trust taxable income be distributed to shareholders.

Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our merchant development funds are treated for federal income tax purposes as taxable REIT subsidiaries (collectively, the “Taxable REIT Subsidiaries”).

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $271,000 and $279,000, respectively, for the Texas Margin Tax for both of the years ended December 31, 2009 and December 31, 2008.

Deferred Tax Assets - To the extent that we are in net deferred tax asset position at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our result of operations for the current and preceding years, and our expectation of future operations. We will record a valuation allowance as necessary based on that assessment.

As of December 31, 2009, we believe that we will realize our deferred tax asset through generating sufficient taxable income from fees earned for services provided to our managed funds, such as property management, construction management, development, acquisition and disposition fees.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) available to Class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the class C and class D common shares which, prior to the merger represented 22.9 million, and 19.4 million potential common shares for the years ended December 31, 2008, and 2007, respectively.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007

Loss to common stockholders	$(13,394)	$(10,201)	$(6,458)
Weighted average class A common shares outstanding	7,102	5,667	6,358
Basic and diluted loss per share	$(1.88)	$(1.80)	$(1.01)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE MEASUREMENTS

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurement and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

• Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

• Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

• Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$—	$384	$—

Notes Payable and Other Financial Instruments

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of our consolidated financial instruments is representative of their respective fair values due to the short-term maturity of these instruments. The fair value of the Company’s variable rate notes payable and the revolving line of credit approximate their carrying values. The fair value of fixed-rate loans are estimated using cash flows discounted at current market rates which are available for debt with similar terms and maturities. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on our estimates, the fair value of our fixed-rate notes payable was approximately $133 million and $140 million at December 31, 2009 and December 31, 2008, respectively.

NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167. In the event that we are required to consolidate pursuant to FAS 167, we believe that our assets would increase by approximately $260 million.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The Company adopted the use of the Codification for the quarter ending September 30, 2009.

DISCONTINUED OPERATIONS

During the third quarter of 2008, we exited the general contracting business and the fund-raising business. These businesses have been reflected as discontinued operations in the accompanying statement of operations along with any properties that we have sold during the reporting periods or that were held for sale as of December 31, 2009. We ceased all of the general contracting operations during 2009. We have no properties that were held for sale as of December 31, 2009, and we had 2 properties held for sale as of 2008. The following is a summary of our discontinued operations for the years ended December 31, 2009, 2008, and 2007 (in thousands, except for per share data):

	For the Years Ended December 31,
	2009	2008	2007
Rental revenue	$(10)	$258	$449
Real estate fee income	—	115	—
Construction revenues	1,002	8,661	7,416
Securities commission income	—	1,365	4,805
Interest and other income	—	148	39
Gain on sale of real estate held for investment	—	924	—
Gain on sale of real estate held for resale	2,874	229	—
Total revenues	3,866	11,700	12,709

Other general and administrative	45	2,296	2,812
Property expense	35	248	196
Construction costs	981	8,050	6,906
Legal and professional	19	197	171
Securities commissions	—	963	3,454
Depreciation and amortization	—	46	76
Restructuring charges	—	2,457	—
Impairment charge	—	1,011	—
Interest expense	—	7	116
Federal income tax expense (benefit)	952	(1,189)	233
Total expenses	2,032	14,086	13,964
Income (Loss) from discontinued operations	1,834	(2,386)	(1,255)
Basic and diluted Income (loss) from discontinued operations per class A common share	$0.26	$(0.42)	$(0.20)

Restructuring charges - Restructuring charges consists of $1.9 million related to the write-off of organization and offering costs incurred by AmREIT’s securities business attributable to REITPlus and approximately $536,000 related to the wind down and severance costs related to employees terminated as part of the restructuring. Of the $536,000 in costs, $66,000 is attributable to our general contracting business (included in our real estate segment) and $470,000 is attributable to our securities operation. We incurred no further severance costs during the year ended December 31, 2009.

Following is a discussion of significant accounting policies that are applicable to the general contracting and fund-raising business that we exited in the third quarter of 2008:

General Contracting - Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-percentage-fee contracts are recognized on the basis of costs incurred during the period plus the percentage fee earned on those costs. Construction contract costs include all direct material and labor costs and any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to any claims is included in revenues when realization is probable and the amount can be reliably estimated. Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet.

Following are the significant assets and liabilities of our general contracting business:

	December 31,
	2009	2008

Billed receivables
- Third party	$56	$189
- Related party	$—	$511
Unbilled receivables
- Third party	$—	$1
Retention receivables
- Related party	$—	$521
Notes receivable
- Related party	$145	$—

Accounts payable/accrued liabilities	$—	$1,180

Fund-raising business – Securities commission income is recognized as units of our merchant development funds are sold through our wholly-owned subsidiary, AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer-manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid to the unaffiliated selling broker-dealer and reflected as securities commission expense.

Following are the significant assets and liabilities of our fund-raising business:

	December 31,
	2009	2008

Cash	$57	$141
Prepaid expenses	$24	$—
Accounts payable/accrued liabilities	$10	$19

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common shares are treated as a reduction of stockholders’ equity.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

RECLASSIFICATIONS

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation used in the current year consolidated financial statement. During 2008, we reclassified $6.9 million of real estate held for sale and $16.8 million of investment in direct financing leases held for sale back to held for use as a result of those assets not being sold within a twelve month period. During 2009, we reclassified $2.6 million of real estate held for sale to real estate held for investment and $2.2 million of building to investment in direct financing lease.

3. OPERATING LEASES

Our operating leases range from one to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2009 is as follows (in thousands):

2010	$22,803
2011	19,903
2012	17,547
2013	14,887
2014	12,500
Thereafter	79,422
$167,062

4. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company’s net investment in its direct financing leases at December 31, 2009 and 2008 included (in thousands):

	2009	2008
Minimum lease payments receivable	$44,891	$40,442
Unguaranteed Residual Value	2,360	1,493
Less: Unearned Income	(26,194)	(23,051)
	$21,057	$18,884

A summary of minimum future rentals, exclusive of any renewals, under the non-cancelable direct financing leases in existence at December 31, 2009 is as follows (in thousands):

2010	$2,517
2011	2,518
2012	2,628
2013	2,715
2014	2,728
2015-thereafter	31,785
Total	$44,891

5. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS AND OTHER AFFILIATES

AAA CTL Notes, Ltd.
AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”). AAA is a majority-owned subsidiary through which we purchased 15 IHOP Corp. (“IHOP”) leasehold estate properties and two IHOP fee simple properties. We have consolidated AAA in our financial statements. Certain members of our management team have been assigned a 51% aggregate interest in the income and cash flow of AAA’s general partner. Net sales proceeds from the liquidation of AAA will be allocated to the limited partners and to the general partner pursuant to the limited partnership agreement of AAA. During 2009, AmREIT Income & Growth Fund, Ltd. (“AIG”), an affiliated fund, assigned to AmREIT its 19.6% ownership interest in AAA valued at $1.2 million in exchange for a corresponding reduction in AIG’s note payable to AmREIT.

Merchant Development Funds
As of December 31, 2009, we owned, through wholly-owned subsidiaries, interests in five limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 10.5%. See Note 11 regarding transactions we have entered into with our merchant development funds.

AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. We currently own an approximate 2.0% limited partner interest in AIG. Certain members of our management team have been assigned a 49% aggregate residual interest in the income and cash flow of AIGC. Pursuant to the AIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (AIGC) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.3% limited partner interest in MIG. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation (“MIGC II”), our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005. The offering was closed in October 2006, and the capital raised was approximately $71 million. Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Certain members of our management team have been assigned a 28.5% aggregate residual interest in the income and cash flow of MIGC III. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) - AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. MIG IV began raising money in November 2006. The offering was closed in March 2008, and the capital raised was approximately $50 million. Our $800,000 investment represents a 1.6% limited partner interest in MIG IV. Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

The following table sets forth certain financial information for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds:

				Sharing Ratios(1)
Merchant Development Fund	Capital under Mgmt.	LP Interest	GP Interest	LP	GP	LP Preference
AIG	$3 million	2.0%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				70%	30%	15%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	99%	1%	8%
				85%	15%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	99%	1%	10%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG IV	$50 million	1.6%	1.0%	99%	1%	8.5%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

(1) Using AIG as an example of how the sharing ratios and LP preference provisions are applied, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

Other Affiliates
Other than the merchant development funds, we have investments in entities that are accounted for under the equity method because we exercise significant influence over such entities. We record our pro rata share of income or loss from the underlying entity based on our ownership interest.

AmREIT Woodlake, L.P. - In 2007, we invested $3.4 million in AmREIT Woodlake, LP for a 30% limited partner interest in the partnership. AmREIT Woodlake LP was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2009, we hold a remaining 10% interest in Woodlake Square.

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Borders Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2009, we hold a 10% interest in Borders Shopping Center.

AmREIT SPF Shadow Creek, L.P. - As part of the AmREIT and REITPlus merger in November 2009 (see further discussion in Note 1) , we acquired a 10% investment in AmREIT SPF Shadow Creek, LP which was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000 which were recorded as an other-than-temporary impairment. See further discussion in Note 1 regarding the fair value considerations and related accounting treatment for the interest in the Shadow Creek Ranch property as part of AmREIT’s acquisition of REITPlus’s net assets.

Combined condensed financial information for the merchant development funds and other affiliates (at 100%) is summarized as follows:

	As of December 31,
Combined Balance Sheets (in thousands)	2009	2008
Assets
Property, net	$212,260	$204,481
Cash	7,337	4,652
Notes receivable	1,710	2,388
Other assets	38,921	47,676
Total Assets	260,228	259,197

Liabilities and partners’ capital:
Notes payable (1)	148,755	140,794
Other liabilities	14,956	19,779
Partners capital	96,518	98,624
Total Liabilities and Partners’ Capital	$260,229	$259,197

AmREIT share of Partners’ Capital	$9,527	$4,496

	Years ended December 31,
Combined Statement of Operations (in thousands)	2009	2008	2007
Revenue
Total Revenue	$20,639	$21,963	$15,220

Expense
Interest	259	8,269	5,135
Depreciation and amortization	8,977	9,483	4,570
Other	18,394	11,042	8,508
Total Expense	27,630	28,794	18,213

Net (loss) income	$(6,991)	$(6,831)	$(2,993)

AmREIT share of Net (loss) income	$(604)	$(894)	$153

(1)	Includes $4.7 million and $5.3 million payable to us as of December 31, 2009 and 2008, respectively.

6. ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization expense related to in-place leases was $1.9 million, $3.3 million and $2.3 million during the years ended December 31, 2009, 2008, and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $325,000, $347,000 and $382,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $380,000, $1.3 million and $546,000 during the year ended December 31, 2009, 2008 and 2007, respectively. Such accretion is recorded as an increase to rental income. No new intangibles were recorded during 2009.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	December 31, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$17,080	$17,347
In-place leases – accumulated amortization	(10,165)	(8,508)
Above-market leases	1,983	2,023
Above-market leases – accumulated amortization	(1,704)	(1,416)
Acquired leases intangibles, net	$7,194	$9,446

Acquired lease intangible liabilities:
Below-market leases	$3,840	$3,865
Below-market leases – accumulated amortization	(2,108)	(1,753)
Acquired below-market lease intangibles, net	$1,732	$2,112

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)	Rental Income (above and below market leases)
2010	$1,375	$192
2011	1,081	192
2012	833	186
2013	659	177
2014	501	159
	$4,449	$906

7. NOTES PAYABLE

The Company’s outstanding debt at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008

Fixed-rate mortgage loans (1)	$151,406	$152,935
Variable-rate secured line of credit	19,529	27,411
Variable-rate secured loans	12,041	4,006
Total	$182,976	$184,352

(1) Included in Fixed-rate Mortgage Loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to executing an interest rate swap agreement.

In December 2009, we executed a $25.0 million secured credit facility (the “Facility”) to be available for the acquisition of properties and for working capital. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 5.00%, and we paid the lender a financing fee of approximately $163,000. The term of the Facility is one year and can be converted at our option to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing events of default at that time and payment of extension fees. The Facility’s borrowing base is determined based on the properties that are pledged as security on the Facility and it contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurance of default, limit distributions to our shareholders. As of December, 2009, we are in compliance with all covenants. As of December 31, 2009, the interest rate was 5.00% and we had $19.5 million outstanding on the Facility, the proceeds of which were used to repay our previous credit facility which was set to expire on January 8, 2010. We have approximately $4.1 million available under the Facility, subject to the covenants above. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under the Facility.

As of December 31, 2009, the weighted average interest rate on our fixed-rate debt is 5.91%, and the weighted average remaining life of such debt is 5.13 years. During the year ended December 31, 2009, we added variable-rate debt of $7.0 million. We added variable-rate debt of $17.0 million and variable-rate debt of $4.0 million during the year ended December 31, 2008. During 2008, we entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was placed in conjunction with the 2008 refinancing of our MacArthur Park property.

As of December 31, 2009, scheduled principal repayments on notes payable and the Facility were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2010	$21,072	5,083	26,155
2011	1,816	19,865	21,681
2012	1,308	12,812	14,120
2013	425	22,824	23,249
2014	460	—	460
Beyond five years	1,133	95,858	96,991
Unamortized debt premiums	—	320	320
Total	$26,214	$156,762	$182,976

Additionally, we serve as guarantor on debt in the amount of $47.1 million that is the primary obligation of our wholly-owned subsidiaries and on debt in the amount of $4.4 million that is the primary obligation of our non-consolidated affiliates. In the effect that the primary obligator is unable to satisfy these obligations we would be required to step in and extinguish them. In all cases, these loans are secured by properties which comprise a significant portion of the value of these debts.

8. DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time primarily to manage exposures to interest rate risks. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, MacArthur Park entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was placed in conjunction with the 2009 refinancing of the MacArthur Park property. The fair value of the swap was a liability of $384,000 at December 31, 2009. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the year ended December 31, 2009, we have paid $346,000 related to this swap which is included in interest expense.

Valuations are not actual market prices on which an offer would be for unwinding any transactions, but rather calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid market basis and do not include bid/offered spread that would be reflected in an actual price quotations, therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

We have designated this interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives are recorded on our balance sheet.

9. CONCENTRATIONS

As of December 31, 2009, two properties individually account for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Irving, Texas, which accounted for 21% and 16% of total assets. Consistent with our strategy of investing in geographic areas that we know well, 17 of our properties are located in the Houston metropolitan area. These Houston properties represent 61.7% of our base rental income for the year ended December 31, 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base revenues generated by the Company’s top tenants for each of the years in the three-year period ended December 31 ($ in thousands):

	2009	2008	2007
IHOP Corporation	$2,206	$2,228	$2,246
Kroger	2,116	2,116	2,116
CVS/pharmacy	922	922	922
Walgreens	697	299	299
Hard Rock Café	468	442	439
TGI Friday’s	449	435	415
Champps Americana	422	422	422
Golden Corral	419	413	367
Paesanos	383	355	357
McCormick & Schmidt	341	341	341
	$8,423	$7,973	$7,924

10. FEDERAL INCOME TAXES

Non-taxable Operations - We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders. To maintain out REIT status, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements. Our stockholders must report their share of income distributed in the form of dividends. At December 31, 2009 the net tax and book bases of real estate assets were $287.1million and $283.8 million, respectively. At December 31, 2008 the net tax and book bases of real estate assets were $292.1 million and $280.7 million, respectively.

Taxable Operations - Income tax (benefit) expense is attributable to the operations of our taxable REIT subsidiaries and consists of the following for the years ended December 31, 2009, 2008 and 2007 which is included in income tax (benefit) expense or in discontinued operations as appropriate ($ in thousands):

	2009	2008	2007

Current- Federal	$—	$(861)	$(267)
Current- State	326	258	328
Deferred-Federal	469	(1,292)	(305)
Total income tax expense (benefit)	$795	$(1,895)	$(244)

The effective tax rate approximates the statutory tax rate of 34% as no significant permanent differences exist between book and taxable income of the Taxable REIT Subsidiaries. Additionally, the Taxable REIT Subsidiaries had a net deferred tax asset of $1.8 million and $3.2 million at December 31, 2009 and 2008, respectively. The deferred tax assets relate to income received from transactions with our merchant development funds, a portion of which has been deferred for financial reporting purposes pursuant to generally accepted accounting principles. However, all of such income will be subject to tax. Our deferred tax liabilities were established to record the tax effect of the differences between the book and tax bases of certain real estate assets of our real estate development and operating and our asset advisory businesses. No valuation allowance was provided on the net deferred tax assets as of December 31, 2009 and 2008 as we believe that it is more likely than not that the future benefits associated with these deferred tax assets will be realized.

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe ASC 740, Income Taxes, applies to the Texas Margin Tax.

11. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Recapitalization and merger – As further discussed in Note 1, the AmREIT Class C and D common shares were converted into AmREIT Class A common shares pursuant to the AmREIT Declaration of Trust. The AmREIT Class A shares were then simultaneously exchanged on a 1:1 basis for AmREIT, Inc. shares. Upon consummation of the AmREIT recapitalization and the simultaneous merger with REITPlus, AmREIT, Inc. has a single class of common stock outstanding as further described below.

Common Stock - Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of December 31, 2009, there were 22,950,952 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

Stock Redemption Program – Subject to certain restrictions and limitations, our stock redemption program allows stockholders who have held their shares for a minimum of one year to redeem their shares at a price equal to or at a discount to the purchase price they paid for the shares being redeemed. The discount will vary based upon the length of time the stockholder held the shares subject to redemption. We are not obligated to redeem shares of our common stock under the stock redemption plan, and stock redemptions will be made at the sole discretion of the Board of Directors.

Incentive Plans - Under the AmREIT, Inc. 2007 Independent Directors Stock Incentive Plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors will be no more than 2,000,000 shares, all of which are available for issuance. Under the AmREIT, Inc. 1999 Flexible Incentive Plan, 1,288,739 shares of our common stock are available for awards of stock options, restricted stock awards, stock appreciation rights and other awards to our employees and non-employee directors.

Noncontrolling Interest — Noncontrolling interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

12. RELATED PARTY TRANSACTIONS

See Note 5 regarding investments in merchant development funds and other affiliates and Note 1 regarding notes receivable from affiliates.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We own 100% of the stock of the companies that serve as the general partner for the funds. Real estate fee income of $2.1 million, $4.0 million($115,000 related to discontinued operations) and $4.0 million were paid by the funds to the Company for 2009, 2008, and 2007, respectively. Additionally, construction revenues (included in discontinuted operations) of $1.0 million, $7.2 million and $7.4 million were earned from the merchant development funds during 2009, 2008 and 2007, respectively. Construction management fee income of $450,000, $410,000, and $207,000 were earned from the merchant development funds during 2009, 2008 and 2007, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $1.5 million, $1.5 million and $1.3 million were paid by the funds to us for 2009, 2008 and 2007, respectively. Additionally, during the years ended December 31, 2009, 2008, 2007 we were reimbursed by the merchant development funds $1.2 million, $858,000 and $547,000, respectively, for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

As a sponsor of our merchant development funds, we maintain an indirect 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

13. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

2009
There were no real estate acquisitions or dispositions during 2009, except for the acquisition of REITPlus’s net assets in conjunction with the merger as described in Note 2.

2008
During 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas that is currently under development for a national drugstore tenant with whom we have an executed long-term lease. Additionally, we sold four properties which were recorded as real estate held for sale. Three of these sales generated aggregate proceeds of $3.5 million which generated a $924,000 gain. The fourth sale was consummated in November 2008 and is expected to generate proceeds of $6.0 million, $5.5 million of which was seller-financed. We recognized a gain of $229,000 on this transaction in the fourth quarter of 2008 and recorded a deferred gain of $2.9 million which recognized in 2009 as we received $1.5 million in principal payments on the note receivable from the buyer.

2007
In May 2007, we acquired a 2-acre parcel of land in Champaign, Illinois that was acquired for resale and is currently under development for a national tenant that is in the rental equipment business. In February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leasable area in Houston, Texas. The property is ground-leased to five tenants, including Bank of America, and Landry’s Seafood. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition. Additionally, during 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.

14. COMMITMENTS

In August of 2009, we signed a new lease agreement for our office facilities which expires August 31, 2010. In addition, we lease various office equipment. Rental expense for the years ended December 31, 2009, 2008 and 2007 was $378,000, $386,000 and $316,000, respectively.

A summary of future minimum lease payments for the office lease and equipment follows (in thousands):

2010	$218
2011	71
2012	37
Total	$326

We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements. During 2009, the Company was involved in one litigation matter which was previously disclosed in the Company’s SEC filings. As of February 2010 this litigation matter has been settled to the mutual satisfaction of the Company and the other party to the litigation.

15. SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, Subsequent Events, which we adopted in the second quarter of 2009. We have evaluated all events or transactions through March 1, 2010. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

16. SEGMENT REPORTING

The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. However, this operating performance data might not be indicative of what a third party would assess or evaluate for purposes of determining fair value of our segments.

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 45 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction (discontinued operation), and asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operation, a business that we exited in the third quarter of 2008, consisted of a FINRA-registered broker-dealer business that, through the internal securities group, raised capital from the independent financial planning marketplace. The merchant development funds that we sponsor sell limited partnership interests and non-listed REIT securities to retail investors. We invest in these funds as both the general partner and a limited partner in the case of the limited partnerships. These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years with respect to the limited partnerships.

For the year ended December 31, 2009 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	$31,901	$532	$—	$32,433
Lease termination fee income	1,065	—	—	1,065
Real estate fee income	—	2,604	—	2,604
Construction management fee income	—	450	—	450
Asset management fee income	—	—	1,530	1,530
Total revenue	32,966	3,586	1,530	38,082

General and administrative	1,580	4,761	136	6,477
Property expense	8,189	33	—	8,222
Legal and professional	1,171	565	37	1,773
Real estate commissions	1	1	—	2
Depreciation and amortization	7,338	89	—	7,427
Inpairment Charge	441	—	—	441
Total expenses	18,720	5,449	173	24,342

Interest expense	(10,519)	—	—	(10,519)
Other income/ (expense)	1,314	(350)	(764)	200

Income from continuing operations	$5,041	$(2,213)	$593	$3,421

For the year ended December 31, 2008 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	$33,573	$502	$—	$34,075
Lease termination fee income	100	—	—	100
Real estate fee income	—	4,315	—	4,315
Construction management fee income	—	451	—	451
Asset management fee income	—	—	1,501	1,501
Total revenue	33,673	5,268	1,501	40,442

General and administrative	2,268	5,406	120	7,794
Property expense	8,892	14	—	8,906
Legal and professional	1,454	139	23	1,616
Real estate commissions	—	139	—	139
Depreciation and amortization	8,951	82	—	9,033
Inpairment Charge	—	484	—	484
Total expenses	21,565	6,264	143	27,972

Interest expense	(10,557)	(225)	—	(10,782)
Other income/ (expense)	665	754	(578)	841

Income from continuing operations	$2,216	$(467)	$780	$2,529

For the year ended December 31, 2007 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	$31,826	$132	$—	$31,958
Lease termination fee income	266	—	—	266
Real estate fee income	—	5,242	—	5,242
Construction management fee income	—	229	—	229
Asset management fee income	—	—	1,289	1,289
Total revenue	32,092	5,603	1,289	38,984

General and administrative	1,960	4,718	110	6,788
Property expense	7,399	—	—	7,399
Legal and professional	1,411	179	31	1,621
Real estate commissions	1	458	—	459
Depreciation and amortization	7,952	10	—	7,962
Total expenses	18,723	5,365	141	24,229

Interest expense	(9,070)	(772)	—	(9,842)
Other income/ (expense)	895	664	174	1,733

Income from continuing operations	$5,194	$130	$1,322	$6,646

17. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share data):

2009:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues as reported	$10,316	$9,159	$9,258	$9,349
Reclassified to/from discontinued operations	—	—	—	—
Adjusted Revenues	10,316	9,159	9,258	9,349
Net (loss) income available to class A shareholders	60	(1,191)	(1,253)	(10,569)
Net (loss) income per class A share: basic and diluted	0.01	(0.22)	(0.24)	(1.36)

2008:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues as reported	$11,572	$12,777	$8,590	$9,962
Reclassified to discontinued operations	(1,398)	(1,860)	678	121
Adjusted Revenues	10,174	10,917	9,268	10,083
Net (loss) income available to class A shareholders	(1,501)	(3,169)	(2,858)	(2,673)
Net (loss) income per class A share: basic and diluted	(0.24)	(0.54)	(0.53)	(0.49)

AmREIT and subsidiaries
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2009

	Initial Cost				Total Cost
Property Description	Building and Improvements	Land	Investment in Direct Financing Lease	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Real Estate Held for Sale	Investment in Direct Financing Lease	Total	Accumulated Depreciation	Date Acquired	Encumbrances

SHOPPING CENTERS
Bakery Square, Texas	4,806,518	4,325,612	—	6,520	4,803,164	4,335,486	—	—	9,138,650	807,251	07-21-04	3,109,001
Cinco Ranch, Texas	11,558,491	2,666,534	—	87,780	11,644,579	2,668,226	—	—	14,312,805	1,941,508	07-01-04	7,854,594
Courtyard Square, Texas	1,777,161	4,133,641	—	24,400	1,784,450	4,150,752	—	—	5,935,202	337,471	06-15-04	—
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	—	1,170,640	3,553,131	1,369,064	—	—	4,922,195	1,131,733	06-03-98	6,957,559
McArthur Park Pads, Texas	5,853,816	6,946,048	—	26,675	5,880,490	6,946,049	—	—	12,826,539	1,098,118	12-15-05	—
McArthur Park, Texas	26,445,219	8,637,580	—	79,214	26,524,433	8,637,580	—	—	35,162,013	4,201,411	12-27-04	17,000,000
Plaza in the Park, Texas	17,375,782	13,257,976	—	367,991	17,739,957	13,261,792	—	—	31,001,749	2,967,329	07-01-04	16,600,937
Riverwalk, Texas	17,148,688	7,979,779	—	235,098	17,374,597	7,988,968	—	—	25,363,565	2,188,618	09-30-05	20,000,000
Sugar Land Plaza, Texas	3,016,816	1,280,043	—	45	3,016,861	1,280,043	—	—	4,296,904	931,363	07-01-98	2,195,154
Terrace Shops, Texas	2,544,592	2,212,278	—	129,946	2,674,538	2,212,278	—	—	4,886,816	428,380	12-15-03	2,627,351
Uptown Park, Texas	27,060,070	36,976,809	—	2,035,017	29,206,795	36,865,101	—	—	66,071,896	5,271,685	06-01-05	49,000,000
Uptown Plaza Dallas, Texas	14,129,798	9,295,665	—	(420,350)	13,708,886	9,296,227	—	—	23,005,113	1,680,672	03-30-06	19,900,000
Uptown Plaza, Texas	4,887,774	7,796,383	—	274,144	5,161,918	7,796,383	—	—	12,958,301	844,182	12-10-03	—
Total Shopping Centers	138,989,828	106,874,800	—	4,017,120	143,073,799	106,807,949	—	—	249,881,748	23,829,721		145,244,596

SINGLE TENANT
410 and Blanco, Texas	—	1,318,418	—	165,742	50,943	1,433,217	—	—	1,484,160	13,130	12-17-04	—
Advance Auto, Illinois	—	552,258	—	(200,595)	208,370	143,293	—	—	351,663	n/a	06-03-04	—
CVS Pharmacy, Texas	—	2,665,332	—	23,664	—	2,688,996	—	—	2,688,996	n/a	01-10-03	—
Commerce & Zarzamora, Texas	—	2,588,615	—	2,339,630	—	2,512,118	—	2,416,127	4,928,245	Note B	06-17-08	5,083,176
Golden Corral, Texas	1,093,139	718,702	—	10,926	1,099,818	722,949	—	—	1,822,767	210,328	07-23-02	—
Golden Corral, Texas	1,290,347	553,006	—	10,719	1,297,850	556,222	—	—	1,854,072	248,200	07-23-02	—
IHOP, Kansas		450,984	958,975	75,361	—	450,984	—	1,034,336	1,485,320	n/a	09-30-99	—
IHOP, Texas		740,882	962,752	72,695	—	740,882	—	1,035,447	1,776,329	n/a	09-22-99	1,009,657
IHOP, Utah		457,493	1,067,483	54,596	—	457,493	—	1,122,079	1,579,572	n/a	07-25-02	988,167
IHOP, Tennessee	—	469,502	1,074,438	74,890	—	469,502	—	1,149,328	1,618,830	n/a	07-26-02	1,067,944
IHOP, New Mexico	—	—	884,965	(115,014)	—	—	—	769,951	769,951	Note B	04-23-02	594,164
IHOP, Louisiana			850,110	(6,846)	—	—	—	843,264	843,264	Note B	07-18-02	570,071
IHOP, Louisiana	—	—	1,464,105	(270,651)	—	—	—	1,193,454	1,193,454	Note B	04-23-02	981,861
IHOP, Oregon	—	—	1,036,506	2,494	—	—	—	1,039,000	1,039,000	Note B	04-16-02	696,303
IHOP, Virginia			741,991	(894)	—	—	—	741,097	741,097	Note B	04-23-02	494,736
IHOP, Texas			886,212	16,976	—	—	—	903,188	903,188	Note B	04-16-02	597,186
IHOP, Texas			1,144,152	28,061	—	—	—	1,172,213	1,172,213	Note B	08-23-02	714,518
IHOP, California	—	—	987,204	24,275	—	—	—	1,011,479	1,011,479	Note B	08-23-02	595,301
IHOP, Tennessee			1,050,313	24,826	—	—	—	1,075,139	1,075,139	Note B	08-23-02	620,368
IHOP, Colorado	—	—	1,104,574	(98,432)	—	—	—	1,006,142	1,006,142	Note B	08-23-02	667,683
IHOP, Virginia		—	839,240	(4,180)	—	—	—	835,060	835,060	Note B	06-21-02	564,203
IHOP, New York	—	—	1,125,356	17,185	—	—	—	1,142,541	1,142,541	Note B	04-16-02	746,483
IHOP, Oregon	—	—	730,472	(108,121)	—	—	—	622,351	622,351	Note B	05-17-02	489,290
IHOP, Kansas	—	—	876,324	2,986	—	—	—	879,310	879,310	Note B	04-16-02	589,393
IHOP, Missouri	—	—	1,203,723	(137,735)	—	—	—	1,065,988	1,065,988	Note B	05-17-02	812,236
McAlister Deli, Illinois	—	550,425	—	1,219,037	1,219,037	550,425	—	—	1,769,462	89,347	07-19-06	—
McAlister Deli, Illinois		1,051,862	—	509,261	465,262	1,095,861			1,561,123	19,537	11-30-07	—
Popeye’s, Georgia	778,772	333,758	—	(1)	778,771	333,758	—	—	1,112,529	148,932	07-23-02	—
Smokey Bones, Georgia		773,800	—	(60,414)	—	713,386	—	—	713,386	n/a	12-18-98	—
Sunbelt Rental, Illinois		402,080		1,728,690	1,728,690	402,080	—	—	2,130,770	74,131	05-23-07	—
TGI Friday’s, Maryland	—	1,473,613	—	860	—	1,474,473	—	—	1,474,473	n/a	09-16-03	—
TGI Friday’s, Texas	1,425,843	611,075	—	39,894	1,453,769	623,043	—	—	2,076,812	278,018	07-23-02	—
Woodlands Ring Road, Texas		8,957,570		1,298,559	1,081,882	9,174,247	—	—	10,256,129	22,823	02-01-07	—
Total Single Tenant	4,588,101	24,669,375	18,988,895	6,738,444	9,384,392	24,542,930	—	21,057,494	54,984,816	1,104,446		17,882,742

Total	$143,577,929	$131,544,175	$18,988,895	$10,755,564	$152,458,191	$131,350,879	$—	$21,057,494	$304,866,564	$24,934,167		$163,127,338

Note A - The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold, tenant activity or reductions in our investments in properties accounted for as direct financing leases.

Note B - The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.

Note C - As of December 31, 2008, the aggregate book basis of our properties approximated the aggregate tax basis.

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2009 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2005	250,812,570	$5,943,499
Acquisitions / additions	31,929,242	—
Disposals	(8,207,968)	(331,253)
Impairment	—	—
Transfer to held for sale		—
Depreciation expense	—	5,016,230
Balance at December 31, 2006	$274,533,844	$10,628,476
Acquisitions / additions	14,214,097	—
Disposals	(1,550,237)	(80,346)
Impairment	—	—
Transfer to held for sale	(5,484,748)	—
Depreciation expense	—	5,077,541
Balance at December 31, 2007	$281,712,956	$15,625,671
Acquisitions / additions	8,890,260	28,975
Disposals	(5,745,486)	(702,750)
Impairment	(1,494,808)
Transfer to held for sale	(2,661,578)	(215,462)
Depreciation expense		4,984,872
Balance at December 31, 2008	$280,701,344	$19,721,306
Acquisitions / additions	$5,508,173	$349,504
Disposals	$(2,400,447)	$(127,458)
Impairment	0	0
Transfers to held for sale	$—	$—
Depreciation expense		4,990,815
Balance at December 31, 2009	$283,809,070	$24,934,167

S-1