Form 10-K/A
period 2009-12-31
AmREIT, Inc.
filed 2010-03-03
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (713) 850‑1400

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
YES ☐ NO ☒

          Aggregate market value of the common stock held by non-affiliates of the registrant: There is no established trading market for the registrant’s common stock.

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

EXPLANATORY NOTE

          AmREIT, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009, which was originally filed on March 1, 2010 (the “Original Filing”), in order to amend and restate the original Filing in its entirety to correct immaterial, inadvertent errors throughout the document. No financial information in the Original Filing is amended hereby.

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

A listing of our properties by property type and by location follows, including gross leasable area (GLA) in square feet, annualized base rent (ABR) and percent leased as of December 31, 2009:

Grocery Anchored Shopping Centers		City	State	GLA	ABR	% Leased
1	AmREIT C-Ranch LP	Houston	TX	97,297	$1,277,269	100%
2	MacArthur Park	Irving	TX	237,381	3,241,744	81%
3	Plaza in the Park	Houston	TX	144,062	2,596,438	97%
3	Grocery Anchored Shopping Centers Total			478,740	$7,115,451

Neighborhood Lifestyle & Community Shopping Center		City	State	GLA	ABR	% Leased
1	Bakery Square	Houston	TX	34,614	$874,550	100%
2	Courtyard on Post Oak	Houston	TX	13,597	522,550	100%
3	Sugarland Plaza	Sugarland	TX	16,750	397,778	100%
4	Terrace Shops	Houston	TX	16,395	454,451	100%
5	Uptown Plaza (including CVS)	Houston	TX	28,000	1,187,080	94%
6	Uptown Park	Houston	TX	169,112	5,343,427	97%
7	Woodlands Plaza	The Woodlands	TX	20,018	443,694	100%
8	Southbank - Riverwalk	San Antonio	TX	46,673	1,543,498	100%
9	Uptown Plaza - Dallas	Dallas	TX	33,840	1,137,854	70%
9	Community Shopping Centers Total			378,999	$11,904,882

Single Tenant (Ground Leases) - Land		City	State	GLA	ABR	% Leased
1	410-Blanco (Citibank)	San Antonio	TX	4,439	$155,010	100%
2	Carlson Restaurants	Hanover	MD	6,802	148,488	100%
3	Darden	Peachtree City	GA	6,867	94,902	100%
4	CVS Corporation (Eckerds at Yorktown)	Houston	TX	13,824	327,214	100%
5	Vacant tract	Aurora	IL	0	0	0%
6	Woodlands Ring Road - Ground Leases	The Woodlands	TX	66,349	460,015	48%
6	Single Tenant (Ground Leases) Total			98,281	$1,185,629

Single Tenant (Fee Simple)		City	State	GLA	ABR	% Leased
1	AFC, Inc.	Atlanta	GA	2,583	$127,729	100%
2	Walgreens	San Antonio	TX	14,820	446,675	100%
3	McAlister’s Deli	Champaign	IL	7,000	175,393	100%
4	McAlister’s Deli	Peoria	IL	3,426	153,005	100%
5	Sunbelt Rental (2 acres of land)	Champaign	IL	12,000	177,000	100%
6	Carlson Restaurants	Houston	TX	8,500	214,965	100%
7	Golden Corral	Houston	TX	12,000	210,480	100%
8	Golden Corral	Humble	TX	12,000	208,920	100%
9	IHOP Corporation #1483	Sugarland	TX	4,020	196,980	100%
10	IHOP Corporation #1737	Centerville	UT	4,020	157,504	100%
11	IHOP Corporation #4462	Memphis	TN	4,020	173,061	100%
12	IHOP Corporation #5318	Topeka	KS	4,020	163,252	100%
12	Single Tenant (Fee Simple) Total			88,409	$2,404,964

Single Tenant (Leasehold)		City	State	GLA	ABR	% Leased
15	Single Tenant (Leasehold) Total	Various	Various	60,300	$1,756,780	100%

	Company Total Sq. Ft.			1,104,729	$24,367,706

The base rental income and income from direct financing leases generated by our properties during 2009 by state/city is as follows:

State/City	Rental Income	Rental Concentration
Texas - Houston	$19,998,128	61.7%
Texas - Dallas	$6,809,546	20.9%
Texas - San Antonio	$2,882,593	8.9%
Texas - other	$228,775	0.7%
Total Texas	29,919,041	92.2%
Tennessee	$298,302	0.9%
Louisiana	$202,926	0.7%
Kansas	$95,494	0.3%
Illinois	$531,933	1.6%
Missouri	$107,082	0.3%
Colorado	$102,407	0.3%
Georgia	$214,036	0.7%
Oregon	$173,533	0.6%
Virginia	$170,359	0.5%
Utah	$163,967	0.5%
Maryland	$141,674	0.5%
New York	$124,433	0.4%
California	$111,592	0.3%
New Mexico	$76,001	0.2%
Total	32,432,780	100.0%

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

Item 6.          Selected Financial Data

The following table sets forth selected consolidated financial data with respect to AmREIT and should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” the Consolidated Financial Statements and accompanying Notes in beginning on page F-1 of the Annual Report (specifically Note 2 as it relates to accounting for the merger between AmREIT and REITPlus) and the financial schedule included on page S-1 of this Annual Report.

Selected Historical
Consolidated Financial and Other Data

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Balance sheet data (at end of period)
Real estate investments before accumulated depreciation and amortization	$321,587	$316,189	$329,819	$312,405	$290,097
Total assets	320,332	325,605	344,187	328,430	314,971
Notes payable	182,976	184,352	168,560	144,453	114,687
Notes payable held for sale	—	—	12,811	—	—

Shareholders’ equity	127,178	129,868	149,433	169,050	187,285

Other data
Funds from operations (1)	(5,546)	(1,357)	1,896	4,750	3,644

Operating Data
Revenues	38,082	40,442	38,984	38,790	27,980
Expenses	24,342	27,972	24,229	25,130	16,383
Other income and expenses	(10,440)	(10,272)	(8,249)	(6,106)	(7,758)
Income (Loss) from discontinued operations	(63)	(2,615)	(1,255)	(373)	3,066

Gain on sale of real estate acquired for resale	1,897	229	—	382	3,222
Net income (loss)	$5,134	$(188)	$5,251	$7,563	$10,127

Net income (loss) available to shareholders.	$(13,394)	$(10,201)	$(6,458)	$(3,879)	$881

Net (loss) income per common share - basic and diluted Loss before discontinued operations	$(2.14)	$(1.38)	$(0.81)	$(0.63)	$(1.04)

Income (loss) from discontinued operations	0.26	(0.42)	(0.20)	0.02	1.21
Net income (loss)	$(1.88)	$(1.80)	$(1.01)	$(0.61)	$0.17

Distributions per share	$0.50	$0.50	$0.50	$0.50	$0.48

(1) We have adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of Funds from Operations (“FFO”). FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as “extraordinary items” under generally accepted accounting principles. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with general accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. Our computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITS. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of our performance, or of cash flows as a measure of liquidity. Please see reconciliation of Net Income to FFO in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue Recognition – We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

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

Real Estate Valuation – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expenses. When we classify a property as held for sale, we record the property at the lower of its cost or its market value in accordance with Generally Accepted Accounting Principles (“GAAP”).

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

Valuation of Receivables – An allowance for the uncollectible portion of tenant receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables.

Real Estate Acquisitions – We account for real estate acquisitions pursuant to ASC 805, Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationships, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market lease amortization includes fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

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

Deferred Tax Assets – To the extent that we are in net deferred tax asset position at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our result of operations for the current and preceding years, and our expectation of future operations. We will record a valuation allowance as necessary based on that assessment.

Derivative Financial Instruments – We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. In December 2008, we entered into an interest rate swap for the purpose of hedging the interest rate risk on a variable-rate loan placed in conjunction with the refinancing of one of our properties. We have designated this interest rate swap as a cash flow hedge for financial reporting purposes.

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

The Company ‘s internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company ‘s assets;

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

The Company ‘s management has responsibility for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of our internal control over financial reporting, our management along with our CEO and CFO believe that the Company ‘s internal control over financial reporting is effective as of December 31, 2009.

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

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	3,288,739 (1)

Equity compensation plans not approved by security holders	—	—	—

TOTAL			3,288,739

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 3rd of March 2010 by the undersigned, thereunto duly authorized.

AmREIT, Inc.

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	March 3, 2010
H. KERR TAYLOR
Chairman of the Board, President, and Chief Executive
Officer (Principal Executive Officer)

/s/ Chad C. Braun	March 3, 2010
CHAD C. BRAUN, Chief Financial Officer
(Principal Financial Officer)

/s/ Brett P. Treadwell	March 3, 2010
BRETT P. TREADWELL, Managing Vice President – Finance
(Principal Accounting Officer)

/s/ Robert S. Cartwright, Jr.	March 3, 2010
ROBERT S. CARTWRIGHT, JR., Director

/s/ Brent M. Longnecker	March 3, 2010
BRENT M. LONGNECKER, Director

/s/ Scot Luther	March 3, 2010
SCOT LUTHER., Director

/s/ Mack D. Pridgen III	March 3, 2010
MACK D. PRIDGEN III, Director

/s/ Philip W. Taggart	March 3, 2010
PHILIP W. TAGGART, Director

/s/ H.L. Rush, Jr.	March 3, 2010
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

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008, and 2007
(in thousands)

	Common Shares Amount	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Cost of treasury shares	Total

Balance at December 31, 2006	$227	$194,696	$(23,749)	$—	$1,137	$(2,124)	$170,187

Net income	—	—	5,391	—	—	—	5,391
Net income attributable to noncontrolling interest	—	—	(140)	—	140	—	—
Deferred compensation issuance of restricted shares, Class A	—	(749)	—	—	—	837	88
Issuance of common shares, Class A	1	—	—	—	—	—	1
Repurchase of common shares, Class A	—	—	—	—	—	(1,297)	(1,297)
Repurchase of common shares, Class B	(11)	(9,274)	—	—	—	—	(9,285)
Amortization of deferred compensation	—	739	—	—	—	—	739
Issuance of common shares, Class C	2	1,721	—	—	—	—	1,723
Retirement of common shares, Class C	(2)	(1,754)	—	—	—	—	(1,756)
Issuance of common shares, Class D	5	4,412	—	—	—	—	4,417
Retirement of common shares, Class D	(5)	(4,626)	—	—	—	—	(4,631)
Distributions	—	—	(14,867)	—	(98)	—	(14,965)
Balance at December 31, 2007	$217	$185,165	$(33,365)	$—	$1,179	$(2,584)	$150,612

Net (loss)	—	—	143	—	—	—	143
Net income attributable to noncontrolling interest	—	—	(331)	—	331	—	—
Fair value of hedge liability		—	0	(409)	—	—	(409)
Deferred compensation issuance of restricted shares, Class A	—	492	—	—	—	(559)	(67)
Issuance of common shares, Class A	—	47	—	—	—	67	114
Repurchase of common shares, Class A	—	—	—	—	—	(7,075)	(7,075)
Amortization of deferred compensation	—	437	—	—	—	—	437
Issuance of common shares, Class C	—	1,545	—	—	—	—	1,545
Retirement of common shares, Class C	—	(1,590)	—	—	—	—	(1,590)
Issuance of common shares, Class D	—	4,016	—	—	—	—	4,016
Retirement of common shares, Class D	—	(4,762)	—	—	—	—	(4,762)
Distributions	—	—	(12,830)	—	(266)	—	(13,096)
Balance at December 31, 2008	$217	$185,350	$(46,383)	$(409)	$1,244	$(10,151)	$129,868

Net income including noncontrolling interest	—	—	5,255	—	—	—	5,255
Net income attributable to noncontrolling interest	—	—	(121)	—	121	—	—
Fair value of hedge liability	—	—		25	—	—	25
Deferred compensation issuance of restricted shares, Class A	—	(464)	—	—	—	464	—
Merger between AmREIT and REITPlus	13	6,098	(10,171)	—	—	9,687	5,627
Retirement of AmREIT common shares, Class A, C, and D	—	(348)	—	—	—	—	(348)
Amortization of deferred compensation	—	499	—	—	—	—	499
Purchase of ownership in consolidated entity	—	(160)	—	—	(992)	—	(1,152)
Distributions	—	—	(12,488)	—	(108)	—	(12,596)

Balance at December 31, 2009	$230	$190,975	$(63,908)	$(384)	$265	$—	$127,178

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

		Class C		Class D		Total
	Class A	Purchase	DRIP	Purchase	DRIP
Shares outstanding, net of treasury	5,318,925	3,369,439	770,363	9,374,938	1,591,317	—
Amount invested per share		$10.00	$10.00	$10.00	$10.00
Total invested		33,694,390	7,703,630	93,749,380	15,913,170
Premium percentage on total invested (a)		10.0%	10.0%	5.5%	5.5%
Premium		$3,369,439	$770,363	$5,156,216	$875,224	$10,171,242
Total value to be exchanged		$37,063,829	$8,473,993	$98,905,596	$16,788,394	$161,231,812
Value of A Shares (b)		$9.50	$9.50	$9.50	$9.50	$9.50
A Shares to be issued		3,901,456	891,999	10,411,115	1,767,199	16,971,770
A Shares currently outstanding						5,318,925
A Shares outstanding post-recap						22,290,695

A Shares to be issued						16,971,770
Shares issued from treasury						(1,315,564)
Newly issued shares						15,656,206

A Shares outstanding post-recap						22,290,695

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

Acquisition – Although REITPlus was the surviving legal entity in the merger, AmREIT was deemed to be the acquirer for financial reporting purposes pursuant to Accounting Standards Codification (“ASC”) ASC 805 Business Combinations. The transaction was treated legally as a merger of the two entities; however, for accounting purposes the transaction was treated as an asset acquisition pursuant to ASC 805.The merger was therefore treated as an acquisition by AmREIT of REITPlus’s net assets. Accordingly, the accompanying statements of operations for the periods prior to the merger represent the historical operating results of AmREIT. The operating results generated by REITPlus’s net assets are included in our 2009 operating results from the date of the merger.

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

Depreciation – Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale – Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2009, we owned no properties which were classified as real estate held for sale. During 2009, we reclassed $2.7 million of real esate held for sale back to held for investment. Additionally, we also reclassed $2.2 million of building to investment in direct financing leases upon execution of a lease. At December 31, 2008, we owned 2 properties with a carrying value of $2.7 million which were classified as real estate held for sale. During 2008, we reclassified $6.9 million of real estate held for sale and $16.8 million of investment in direct financing leases held for sale back to held for use as a result of those assets not being sold within a twelve month period.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. As discussed further in Note 2 above, we recorded an impairment charge during November 2009 of $441,000 in conjunction with the acquisition of REITPlus’s net assets. During the year ended December 31, 2008, we recognized an impairment charge of $1.5 million to four properties that represent non-core real estate assets, two of which were disposed of during 2008. Of this $1.5 million impairment charge, $1.0 million is included in discontinued operations. We identified certain indicators of impairment for these non-core properties such as deteriorating macroeconomic conditions as well as their locations in the non-core markets. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. No impairment charges were recognized for the year ended December 31, 2007.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables – Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2009 and 2008, we had an allowance for uncollectible accounts of $1.0 million and $502,000, respectively, related to our tenant receivables. During 2009, 2008 and 2007, we recorded bad debt expense in the amount of $622,000, $1.1 million and $55,000, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. Our bad debts are primarily associated with a small number of major tenants. We had no recoveries of bad debt in 2007 related to tenant receivables and recovered $386,000 and $220,000 during 2009 and 2008, respectively. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense.

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

General Partner Profit Participation Interests – We have assigned up to 45% of the residual economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

Tax-Deferred Retirement Plan (401k) – We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. As of December 31, 2009, 2008 and 2007, there were 36, 52 and 65 participants enrolled in the plan. Employer contributions to the plan were $86,000, $109,000 and $101,000, for the three years in the period ended December 31, 2009.

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

Deferred Tax Assets – To the extent that we are in net deferred tax asset position at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our result of operations for the current and preceding years, and our expectation of future operations. We will record a valuation allowance as necessary based on that assessment. As of December 31, 2009, we believe that we will realize our deferred tax asset through generating sufficient taxable income from fees earned for services provided to our managed funds, such as property management, construction management, development, acquisition and disposition fees.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

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

Restructuring charges – Restructuring charges consists of $1.9 million related to the write-off of organization and offering costs incurred by AmREIT’s securities business attributable to REITPlus and approximately $536,000 related to the wind down and severance costs related to employees terminated as part of the restructuring. Of the $536,000 in costs, $66,000 is attributable to our general contracting business (included in our real estate segment) and $470,000 is attributable to our securities operation. We incurred no further severance costs during the year ended December 31, 2009.

Following is a discussion of significant accounting policies that are applicable to the general contracting and fund-raising business that we exited in the third quarter of 2008:

General Contracting – Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-percentage-fee contracts are recognized on the basis of costs incurred during the period plus the percentage fee earned on those costs. Construction contract costs include all direct material and labor costs and any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to any claims is included in revenues when realization is probable and the amount can be reliably estimated. Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet.

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

AmREIT Income & Growth Fund, Ltd. (“AIG”) – AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. We currently own an approximate 2.0% limited partner interest in AIG. Certain members of our management team have been assigned a 49% aggregate residual interest in the income and cash flow of AIGC. Pursuant to the AIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (AIGC) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund (“MIG”) – AmREIT Monthly Income & Growth Corporation (“MIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.3% limited partner interest in MIG. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund II (“MIG II”) – AmREIT Monthly Income & Growth II Corporation (“MIGC II”), our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund III (“MIG III”) – AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005. The offering was closed in October 2006, and the capital raised was approximately $71 million. Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Certain members of our management team have been assigned a 28.5% aggregate residual interest in the income and cash flow of MIGC III. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) – AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. MIG IV began raising money in November 2006. The offering was closed in March 2008, and the capital raised was approximately $50 million. Our $800,000 investment represents a 1.6% limited partner interest in MIG IV. Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

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

AmREIT Woodlake, L.P. – In 2007, we invested $3.4 million in AmREIT Woodlake, LP for a 30% limited partner interest in the partnership. AmREIT Woodlake LP was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2009, we hold a remaining 10% interest in Woodlake Square.

AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Borders Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2009, we hold a 10% interest in Borders Shopping Center.

AmREIT SPF Shadow Creek, L.P. – As part of the AmREIT and REITPlus merger in November 2009 (see further discussion in Note 2), we acquired a 10% investment in AmREIT SPF Shadow Creek, LP which was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000 which were recorded as an other-than-temporary impairment. See further discussion in Note 1 regarding the fair value considerations and related accounting treatment for the interest in the Shadow Creek Ranch property as part of AmREIT’s acquisition of REITPlus’s net assets.

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

10. FEDERAL INCOME TAXES

Non-taxable Operations – We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders. To maintain out REIT status, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements. Our stockholders must report their share of income distributed in the form of dividends. At December 31, 2009 the net tax and book bases of real estate assets were $287.1million and $283.8 million, respectively. At December 31, 2008 the net tax and book bases of real estate assets were $292.1 million and $280.7 million, respectively.

Taxable Operations – Income tax (benefit) expense is attributable to the operations of our taxable REIT subsidiaries and consists of the following for the years ended December 31, 2009, 2008 and 2007 which is included in income tax (benefit) expense or in discontinued operations as appropriate ($ in thousands):

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

11. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Recapitalization and merger – As further discussed in Note 2, the AmREIT Class C and D common shares were converted into AmREIT Class A common shares pursuant to the AmREIT Declaration of Trust. The AmREIT Class A shares were then simultaneously exchanged on a 1:1 basis for AmREIT, Inc. shares. Upon consummation of the AmREIT recapitalization and the simultaneous merger with REITPlus, AmREIT, Inc. has a single class of common stock outstanding as further described below.

Common Stock – Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of December 31, 2009, there were 22,950,952 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

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

Incentive Plans – Under the AmREIT, Inc. 2007 Independent Directors Stock Incentive Plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors will be no more than 2,000,000 shares, all of which are available for issuance. Under the AmREIT, Inc. 1999 Flexible Incentive Plan, 1,288,739 shares of our common stock are available for awards of stock options, restricted stock awards, stock appreciation rights and other awards to our employees and non-employee directors.

Noncontrolling Interest – Noncontrolling interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

12. RELATED PARTY TRANSACTIONS

See Note 5 regarding investments in merchant development funds and other affiliates and Note 2 regarding notes receivable from affiliates.

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

17. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share data):

2009:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues as reported	$10,316	$9,159	$9,258	$9,349
Reclassified to/from discontinued operations	—	—	—	—
Adjusted Revenues	10,316	9,159	9,258	9,349
Net (loss) income available to class A shareholders	60	(1,191)	(1,253)	(10,569)
Net (loss) income per class A share: basic and diluted	0.01	(0.22)	(0.24)	(1.36)

2008:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues as reported	$11,572	$12,777	$8,590	$9,962
Reclassified to discontinued operations	(1,398)	(1,860)	678	121
Adjusted Revenues	10,174	10,917	9,268	10,083
Net (loss) income available to class A shareholders	(1,501)	(3,169)	(2,858)	(2,673)
Net (loss) income per class A share: basic and diluted	(0.24)	(0.54)	(0.53)	(0.49)

AmREIT and subsidiaries
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2009

	Initial Cost				Total Cost
Property Description	Building and Improvements	Land	Investment in Direct Financing Lease	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Real Estate Held for Sale	Investment in Direct Financing Lease	Total	Accumulated Depreciation	Date Acquired	Encumbrances

SHOPPING CENTERS
Bakery Square, Texas	4,806,518	4,325,612	—	6,520	4,803,164	4,335,486	—	—	9,138,650	807,251	07-21-04	3,109,001
Cinco Ranch, Texas	11,558,491	2,666,534	—	87,780	11,644,579	2,668,226	—	—	14,312,805	1,941,508	07-01-04	7,854,594
Courtyard Square, Texas	1,777,161	4,133,641	—	24,400	1,784,450	4,150,752	—	—	5,935,202	337,471	06-15-04	—
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	—	1,170,640	3,553,131	1,369,064	—	—	4,922,195	1,131,733	06-03-98	6,957,559
McArthur Park Pads, Texas	5,853,816	6,946,048	—	26,675	5,880,490	6,946,049	—	—	12,826,539	1,098,118	12-15-05	—
McArthur Park, Texas	26,445,219	8,637,580	—	79,214	26,524,433	8,637,580	—	—	35,162,013	4,201,411	12-27-04	17,000,000
Plaza in the Park, Texas	17,375,782	13,257,976	—	367,991	17,739,957	13,261,792	—	—	31,001,749	2,967,329	07-01-04	16,600,937
Riverwalk, Texas	17,148,688	7,979,779	—	235,098	17,374,597	7,988,968	—	—	25,363,565	2,188,618	09-30-05	20,000,000
Sugar Land Plaza, Texas	3,016,816	1,280,043	—	45	3,016,861	1,280,043	—	—	4,296,904	931,363	07-01-98	2,195,154
Terrace Shops, Texas	2,544,592	2,212,278	—	129,946	2,674,538	2,212,278	—	—	4,886,816	428,380	12-15-03	2,627,351
Uptown Park, Texas	27,060,070	36,976,809	—	2,035,017	29,206,795	36,865,101	—	—	66,071,896	5,271,685	06-01-05	49,000,000
Uptown Plaza Dallas, Texas	14,129,798	9,295,665	—	(420,350)	13,708,886	9,296,227	—	—	23,005,113	1,680,672	03-30-06	19,900,000
Uptown Plaza, Texas	4,887,774	7,796,383	—	274,144	5,161,918	7,796,383	—	—	12,958,301	844,182	12-10-03	—
Total Shopping Centers	138,989,828	106,874,800	—	4,017,120	143,073,799	106,807,949	—	—	249,881,748	23,829,721		145,244,596

SINGLE TENANT
410 and Blanco, Texas	—	1,318,418	—	165,742	50,943	1,433,217	—	—	1,484,160	13,130	12-17-04	—
Advance Auto, Illinois	—	552,258	—	(200,595)	208,370	143,293	—	—	351,663	n/a	06-03-04	—
CVS Pharmacy, Texas	—	2,665,332	—	23,664	—	2,688,996	—	—	2,688,996	n/a	01-10-03	—
Commerce & Zarzamora, Texas	—	2,588,615	—	2,339,630	—	2,512,118	—	2,416,127	4,928,245	Note B	06-17-08	5,083,176
Golden Corral, Texas	1,093,139	718,702	—	10,926	1,099,818	722,949	—	—	1,822,767	210,328	07-23-02	—
Golden Corral, Texas	1,290,347	553,006	—	10,719	1,297,850	556,222	—	—	1,854,072	248,200	07-23-02	—
IHOP, Kansas		450,984	958,975	75,361	—	450,984	—	1,034,336	1,485,320	n/a	09-30-99	—
IHOP, Texas		740,882	962,752	72,695	—	740,882	—	1,035,447	1,776,329	n/a	09-22-99	1,009,657
IHOP, Utah		457,493	1,067,483	54,596	—	457,493	—	1,122,079	1,579,572	n/a	07-25-02	988,167
IHOP, Tennessee	—	469,502	1,074,438	74,890	—	469,502	—	1,149,328	1,618,830	n/a	07-26-02	1,067,944
IHOP, New Mexico	—	—	884,965	(115,014)	—	—	—	769,951	769,951	Note B	04-23-02	594,164
IHOP, Louisiana			850,110	(6,846)	—	—	—	843,264	843,264	Note B	07-18-02	570,071
IHOP, Louisiana	—	—	1,464,105	(270,651)	—	—	—	1,193,454	1,193,454	Note B	04-23-02	981,861
IHOP, Oregon	—	—	1,036,506	2,494	—	—	—	1,039,000	1,039,000	Note B	04-16-02	696,303
IHOP, Virginia			741,991	(894)	—	—	—	741,097	741,097	Note B	04-23-02	494,736
IHOP, Texas			886,212	16,976	—	—	—	903,188	903,188	Note B	04-16-02	597,186
IHOP, Texas			1,144,152	28,061	—	—	—	1,172,213	1,172,213	Note B	08-23-02	714,518
IHOP, California	—	—	987,204	24,275	—	—	—	1,011,479	1,011,479	Note B	08-23-02	595,301
IHOP, Tennessee			1,050,313	24,826	—	—	—	1,075,139	1,075,139	Note B	08-23-02	620,368
IHOP, Colorado	—	—	1,104,574	(98,432)	—	—	—	1,006,142	1,006,142	Note B	08-23-02	667,683
IHOP, Virginia		—	839,240	(4,180)	—	—	—	835,060	835,060	Note B	06-21-02	564,203
IHOP, New York	—	—	1,125,356	17,185	—	—	—	1,142,541	1,142,541	Note B	04-16-02	746,483
IHOP, Oregon	—	—	730,472	(108,121)	—	—	—	622,351	622,351	Note B	05-17-02	489,290
IHOP, Kansas	—	—	876,324	2,986	—	—	—	879,310	879,310	Note B	04-16-02	589,393
IHOP, Missouri	—	—	1,203,723	(137,735)	—	—	—	1,065,988	1,065,988	Note B	05-17-02	812,236
McAlister Deli, Illinois	—	550,425	—	1,219,037	1,219,037	550,425	—	—	1,769,462	89,347	07-19-06	—
McAlister Deli, Illinois		1,051,862	—	509,261	465,262	1,095,861			1,561,123	19,537	11-30-07	—
Popeye’s, Georgia	778,772	333,758	—	(1)	778,771	333,758	—	—	1,112,529	148,932	07-23-02	—
Smokey Bones, Georgia		773,800	—	(60,414)	—	713,386	—	—	713,386	n/a	12-18-98	—
Sunbelt Rental, Illinois		402,080		1,728,690	1,728,690	402,080	—	—	2,130,770	74,131	05-23-07	—
TGI Friday’s, Maryland	—	1,473,613	—	860	—	1,474,473	—	—	1,474,473	n/a	09-16-03	—
TGI Friday’s, Texas	1,425,843	611,075	—	39,894	1,453,769	623,043	—	—	2,076,812	278,018	07-23-02	—
Woodlands Ring Road, Texas		8,957,570		1,298,559	1,081,882	9,174,247	—	—	10,256,129	22,823	02-01-07	—
Total Single Tenant	4,588,101	24,669,375	18,988,895	6,738,445	9,384,392	24,542,930	—	21,057,494	54,984,816	1,104,446		17,882,742

Total	$143,577,929	$131,544,175	$18,988,895	$10,755,565	$152,458,191	$131,350,879	$—	$21,057,494	$304,866,564	$24,934,167		$163,127,338

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

Note C - As of December 31, 2009, the aggregate book basis of our properties approximated the aggregate tax basis.

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