Form 10-Q
period 2010-03-31
AmREIT, Inc.
filed 2010-05-12
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-53841

AmREIT, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-8857707
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000	77046
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (713) 850-1400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2010
AmREIT, Inc. Common Stock, $0.01 par value	23,108,196 shares

AmREIT, Inc.
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(in thousands, except share data)

	March 31, 2010	December 31, 2009

	(unaudited)
ASSETS
Real estate investments at cost:
Land	$131,351	$131,351
Buildings	142,583	142,575
Tenant improvements	10,293	9,883
	284,227	283,809
Less accumulated depreciation and amortization	(26,068)	(24,934)
	258,159	258,875

Net investment in direct financing leases held for investment	20,986	21,057
Acquired lease intangibles, net	6,750	7,194
Investment in merchant development funds and other affiliates	8,924	9,527
Net real estate investments	294,819	296,653

Cash and cash equivalents	586	1,067
Tenant receivables, net	3,464	3,697
Accounts receivable, net	3,540	2,014
Accounts receivable - related party	201	152
Notes receivable	4,100	4,043
Notes receivable - related party	4,910	4,669
Deferred costs, net	2,668	2,703
Other assets	3,945	5,334
TOTAL ASSETS	$318,233	$320,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$184,906	$182,976
Accounts payable and other liabilities	6,022	7,741
Acquired below market lease intangibles, net	1,644	1,732
Security deposits	704	705
TOTAL LIABILITIES	193,276	193,154

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
AmREIT, Inc. common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,108,196 and 22,950,952 shares issued and outstanding, respectively	232	230
Capital in excess of par value	191,122	190,975
Accumulated distributions in excess of earnings	(66,098)	(63,908)
Accumulated other comprehensive loss	(451)	(384)
Cost of treasury stock, 14,155 and 0 shares, respectively	(115)	—
TOTAL STOCKHOLDERS’ EQUITY	124,690	126,913
Non-controlling interest	267	265
TOTAL EQUITY	124,957	127,178
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,233	$320,332

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2010	2009

Revenues:
Rental income from operating leases	$7,220	$7,507
Earned income from direct financing leases	556	545
Lease termination income	—	1,065
Real estate fee income	39	87
Real estate fee income - related party	384	690
Construction management fee income - related party	77	38
Asset management fee income - related party	370	384
Total revenues	8,646	10,316

Expenses:
General and administrative	1,287	2,683
Property expense	1,696	2,108
Legal and professional	259	736
Real estate commissions	1	1
Depreciation and amortization	1,722	1,865
Total expenses	4,965	7,393

Operating income	3,681	2,923

Other income (expense):
Interest and other income - related party	215	181
Loss from merchant development funds and other affiliates	(541)	(89)
Income tax benefit for taxable REIT subsidiary	70	291
Interest expense	(2,737)	(2,594)

Income from continuing operations	688	712

Income from discontinued operations, net of taxes	—	10
Gain on sales of real estate acquired for resale, net of taxes	—	1,898
Income from discontinued operations	—	1,908

Net income including noncontrolling interest	688	2,620

Net income attributable to noncontrolling interest	(11)	(53)
Net income attributable to AmREIT stockholders	677	2,567

Distributions paid to Class C and D stockholders	—	(2,507)

Net income available to stockholders	$677	$60

Net income per share of common stock - basic and diluted
Income (loss) before discontinued operations	$0.03	$(0.35)
Income (loss) from discontinued operations	$—	$0.36
Net income	$0.03	$0.01

Weighted average shares of common stock used to Compute net loss per share, basic and diluted	23,058	5,279

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2010
(in thousands)
(unaudited)

	Amount of Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Cost of treasury stock	Noncontrolling Interest	Total
Balance at December 31, 2009	$230	$190,975	$(63,908)	$(384)	$—	$265	$127,178

Net income including noncontrolling interest	—	—	688	—	—	—	688
Net income attributable to noncontrolling interest	—	—	(11)	—	—	11	—
Fair value of hedge liability	—	—	—	(67)	—	—	(67)
Deferred compensation issuance of restricted shares	—	(1,535)	—	—	—	—	(1,535)
Issuance of shares of common stock	2	1,608	—	—	—	—	1,610
Amortization of deferred compensation	—	74	—	—	—	—	74
Repurchase of shares of common stock	—	—	—	—	(115)	—	(115)
Distributions	—	—	(2,867)	—	—	(9)	(2,876)

Balance at March 31, 2010	$232	$191,122	$(66,098)	$(451)	$(115)	$267	$124,957

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interest	$688	$2,620
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of real estate acquired for resale	—	1,100
Gain on sale of real estate acquired for resale	—	(2,875)
Bad debt expense	51	342
Lease termination income	—	(1,065)
Loss from merchant development funds and other affiliates	541	89
Cash receipts related to deferred related party fees	7	6
Depreciation and amortization	1,722	1,865
Amortization of above/below market rent	(39)	(14)
Amortization of loan premium and financing cost	116	102
Amortization of deferred compensation	74	125
Distributions from merchant development funds and other affiliate	36	(5)
Decrease (Increase) in tenant receivables	182	(313)
Decrease (increase) in accounts receivable	17	(299)
Increase in accounts receivable - related party	(49)	(227)
Cash receipts from direct financing leases more than income recognized	72	56
Decrease in other assets	1,307	1,160
Increase (decrease) in accounts payable and other liabilities	(3,328)	1,136
Decrease in accounts payable - related party	(1)	(150)
Increase (decrease) in security deposits	(1)	5
Net cash provided by operating activities	1,395	3,658

Cash flows from investing activities:
Improvements to real estate	(682)	(663)
Loans to affiliates	(1,241)	(67)
Payments from affiliates	1,000	—
Investment in merchant development funds and other affiliates	(66)	—
Distributions from merchant development funds and other affiliates	85	43
Decrease in preacquisition costs	—	4
Net cash used in investing activities	(904)	(683)

Cash flows from financing activities:
Proceeds from notes payable	3,150	561
Payments of notes payable	(1,201)	(1,766)
Payments for financing costs	(3)	(52)
Purchase of treasury stock	(22)	—
Issuance of shares of common stock	(20)	—
Retirement of shares of common stock	—	(267)
Issuance costs	—	(4)
Common dividends paid	(2,867)	(3,162)
Distributions to noncontrolling interests	(9)	(40)
Net cash used in financing activities	(972)	(4,730)

Net increase (decrease) in cash and cash equivalents	(481)	(1,755)
Cash and cash equivalents, beginning of period	1,067	2,335
Cash and cash equivalents, end of period	$586	$580

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$2,547	$2,518
Income taxes	19	118

Supplemental schedule of noncash investing and financing activities

See Note 2 for further discussion of non-cash investing and financing activities associated with the recapitalization and merger, including the issuance of AmREIT, Inc. shares of common stock in exchange for AmREIT class A, class C, and class D common shares of beneficial ownership and in exchange for REITPlus’s net assets.

In 2009, we issued 64,000 restricted shares of common stock to AmREIT employees and directors as part of their compensation arrangements. The restricted shares vest over a three year period. We recorded $580,000 in deferred compensation related to the issuance of the restricted shares.

In 2010, we issued 171,400 restricted shares of common stock to employees and directors as part of their compensation arrangements. The restricted shares vest over a seven-year period. We recorded $1.6 million in deferred compensation related to the issuance of the restricted shares.

During the year ended December 31, 2009, we reclassified $2.7 million of assets held for sale back to held for use. Furthermore, approximately $2.2 million in building improvements, a portion of which were incurred in 2009, were reclassified to investment in direct financing lease upon execuition of a lease in 2009.

During 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently defaulted upon their operating ground lease with us. Upon default, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building.

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

1. OUR RECENT HISTORY AND OUR BUSINESS

OUR RECENT HISTORY

We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. (“REITPlus”), a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”). REITPlus was structured as an externally managed and advised REIT, with a wholly-owned subsidiary of AmREIT providing investment advisory and property and corporate management services.

During 2007, AmREIT initiated a strategic plan referred to as “Vision 2010.” Vision 2010 was designed to create a more conforming business platform that would reduce the earnings volatility of AmREIT’s business model and that would also simplify its capital structure, with the ultimate goal of growing its portfolio of properties and providing liquidity for investors. Vision 2010 includes the following three phases:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by certain of AmREIT’s transactional operating subsidiaries. In connection with Phase I, AmREIT simplified its operating platform and reduced its transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, it terminated the best efforts equity offering of REITPlus. Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008 but reduced AmREIT’s annual overhead and general and administrative expenses.

•

Phase II consisted of changes which were designed to simplify AmREIT’s equity capital structure. As the first step in Phase II, in December 2008, AmREIT voluntarily de-listed its Class A common shares of beneficial interest from trading on the NYSE Alternext Exchange. As the last step in Phase II, at separate special meetings held on November 24, 2009, both AmREIT and REITPlus shareholders approved the merger of AmREIT with and into REITPlus (the “Merger”), resulting in a combined, conforming entity with a single class of common stock, which was renamed AmREIT, Inc. We believe that this simplified capital structure will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares.

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for stockholders as the United States begins to exit the current recession and into recovery.

Following our strategic combination with our predecessor, AmREIT, all of the independent members of the boards of both AmREIT and REITPlus, as well as H. Kerr Taylor, who served as chairman and chief executive officer of both companies, now form our seven-member Board of Directors. Since the Merger, we are and have been internally managed by the former management team of AmREIT. Accordingly, the following discussion describes the business of AmREIT, Inc. which is comprised of the combined businesses previously conducted by AmREIT and REITPlus. As further discussed in Note 2 to the accompanying consolidated financial statements, for accounting purposes, the Merger was treated as an asset acquisition, with AmREIT being the accounting acquirer deemed to have acquired the net assets of REITPlus. As a result, the accompanying consolidated financial statements reflect the historical financial position and results of operations of AmREIT prior to the Merger and those of the combined company following the Merger.

In these notes to the financial statements, “we”, “us”, “our”, or “the Company” refers to AmREIT, Inc., the combined company following the Merger of REITPlus with AmREIT, together with its predecessors and subsidiaries, including joint ventures, unless the context requires otherwise.

OUR BUSINESS

AmREIT, Inc. owns, operates and creates value on Irreplaceable Corners™ in Texas, which is home to three of the top six major growth markets throughout the United States and has the 12th largest economy in the world based on GDP (ahead of Mexico, Russia and India). For over 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets, including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion today. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. AmREIT, Inc. is headquartered in Houston, Texas, and has an office in Dallas, Texas.

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in top U.S. growth markets with high barriers to entry, high daytime and evening population, high rate of cars per day and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, our advisory business invests in and advises various real estate partnerships and joint ventures that own, develop and manage Tomorrow’s Irreplaceable Corners™. These are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MERGER ACCOUNTING

Simultaneously with the Merger of AmREIT with and into REITPlus on November 24, 2009, wherein AmREIT acquired REITPlus’s net assets, AmREIT consummated a recapitalization of its equity structure by combining its three classes of common shares of beneficial interest into a single class of common stock. The following discussion addresses the accounting treatment for the recapitalization as well as for the acquisition of REITPlus’s net assets.

Recapitalization – Prior to the Merger, AmREIT had Class A common shares (“Class A shares”), Class C common shares (“Class C shares”) and Class D common shares (“Class D shares”) outstanding (collectively, the “AmREIT Shares”). The AmREIT Declaration of Trust provided that any merger of AmREIT that resulted in Class A shares being converted into another security or other form of consideration must also result in Class C shares and Class D shares being converted or convertible into such securities or other consideration as if the Class C shares and Class D shares had first been converted into Class A shares at the conversion prices and fair market value per share of Class A as set forth in the Declaration of Trust. The Class C shares and Class D shares were each convertible into Class A shares at their respective premiums pursuant to the Declaration of Trust. In conjunction with the Merger, the AmREIT Shares were converted into a single class of AmREIT, Inc. common stock at exchange ratios reflecting the foregoing conversion principles. The premium, which was $10.2 million, was recorded during 2009 as an additional dividend in accordance with U.S. generally accepted accounting principles (“GAAP”). Given that AmREIT was the accounting acquirer, as discussed in more detail below, the foregoing exchange/conversion was treated for accounting purposes as a deemed recapitalization of AmREIT immediately prior to the acquisition of REITPlus’s net assets. The Class C and Class D shareholders were issued 4,793,455 and 12,178,341 class A shares, respectively, in connection with the recapitalization on November 24, 2009.

Acquisition - Although REITPlus was the surviving legal entity in the Merger, AmREIT was deemed to be the acquirer for financial reporting purposes pursuant to Accounting Standards Codification (“ASC”) ASC 805 Business Combinations. The transaction was treated legally as a Merger of the two entities; however, for accounting purposes the transaction was treated as an asset acquisition pursuant to ASC 805.The Merger was therefore treated as an acquisition by AmREIT of REITPlus’s net assets. Accordingly, the accompanying statements of operations for the periods prior to the Merger represent the historical operating results of AmREIT. The operating results generated by REITPlus’s net assets were included in our 2009 operating results from November 24, 2009, the date of the Merger. The acquisition of REITPlus was accounted for by applying the acquisition method under ASC 805. The purchase price for REITPlus was determined based on the fair value of the consideration given in exchange for the REITPlus net assets received in the acquisition. The fair value of the consideration given was $7.2 million, (calculated as the 758,604 AmREIT shares deemed given in the transaction valued at $9.50/share) which management believes reflects the fair value of the net assets of REITPlus deemed acquired by AmREIT.

AmREIT incurred costs of approximately $1.3 million in connection with the Merger which included fees for investment banking services, legal, accounting, due diligence, tax, valuation, printing and various other services necessary to complete the transaction. Costs incurred in connection with the issuance of our common stock in the amount of $858,000 were recorded as a reduction of stockholders’ equity. The remaining costs incurred in the amount of $441,000 were associated with the acquisition of REITPlus’s net assets. Accordingly, they were initially capitalized as part of the assets acquired pursuant to GAAP applied to asset acquisitions, resulting in a total cost to AmREIT of approximately $7.6 million. However, we subsequently expensed such acquisition costs in 2009 as an other-than-temporary impairment given that the carrying amount of REITPlus’s net assets acquired was in excess of their fair value to the extent of these costs.

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

(a)

AmREIT owned a 16% interest in REITPlus Operating Partnership, LP (“REITPlus OP”) which held the investment in Shadow Creek Ranch and in AmREIT. The remaining interest of $5.8 million represents AmREIT’s cost in acquiring the remaining 84% interest in Shadow Creek Ranch owned by REITPlus OP after expensing the $441,000 in acquisition costs as an other-than-temporary impairment.

(b)	The value of the investment in AmREIT was determined using a $9.50/share value of an AmREIT Class A share and represents the remaining 84% interest in the AmREIT shares owned by REITPlus OP.

In connection with the Merger, each AmREIT Class A share was exchanged for one share of AmREIT, Inc. common stock. The following table calculates the number of shares of AmREIT, Inc. common stock outstanding after the effects of the AmREIT recapitalization and subsequent merger with REITPlus:

		Number of Shares
REITPlus shares pre-Merger		758,604
AmREIT shares exchanged in the Merger - AmREIT shares post-recapitalization	22,290,695
Merger exchange rate	1:1	22,290,695

Less: Cancellation of AmREIT shares owned by REITPlus pre-Merger		(90,241)

AmREIT, Inc. shares immediately post-Merger (November 24, 2009)		22,959,058

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. The Company consolidates certain joint ventures and partnerships in which it owns less than a 100% equity interest as defined in ASC 810, Consolidation. All significant inter-company accounts and transactions have been eliminated through consolidation.

As discussed above, we have exited the general contracting business and the independent broker-dealer fund-raising business. Accordingly, the operating activity of these businesses, including all prior activity, has been reclassified as discontinued operations in the accompanying consolidated statements of operations. See “Discontinued Operations” below for further detail.

The accompanying consolidated financial statements included in this Report for the quarters ended March 31, 2010 and 2009 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included, and such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period that the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are generally recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2010 and 2009, we recognized percentage rents of $82,000 and $10,000, respectively. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We did not recognize any lease termination fee income during the three months ended March 31, 2010. During the three months ended March 31, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently defaulted upon their operating ground lease with us. Upon default, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building.

We have investments in real estate partnerships and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our accompanying consolidated statement of operations.

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

We provide various real estate services, including development, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Construction management contracts are recognized only to the extent of the fee revenue.

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land. Such costs are expensed if and when such land acquisition becomes no longer probable. During the three months ended March 31, 2010, we had no capitalized interest and taxes on properties under development. During the three months ended March 31, 2009, we had $20,000 of capitalized interest and taxes on properties under development.

Acquired Properties and Acquired Lease Intangibles – We account for operating real estate acquisitions pursuant to ASC 805, Business Combinations as we believe that most operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquire above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, respectively, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for building and site improvements and over the term of the lease for tenant specific improvements. Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we first consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable to occur.

Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2010 and December 31, 2009, no properties were classified as real estate held for sale.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying consolidated statements of operations.

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized for the three months ended March 31, 2010 or 2009. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require that complex and subjective judgments be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. Following is a summary of activity within our allowance for uncollectible accounts:

	Three months ended March 31,
	2010	2009

Beginning of period	1,025,806	501,517
Additional reserves	157,228	353,871
Collections/reversals	(105,412)	(117,845)
Write-offs	(86,893)	(20,724)
Ending of period	990,729	716,819

Accounts receivable – Included in accounts receivable are various receivables that arise in the normal course of operating our business. Additionally, included in accounts receivable as of March 31, 2010 is a $1.4 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by one-third of the 1.5% sales tax that the City of Pearland collects from the shopping center. During the three months ended March 31, 2010, we did not record any bad debt expense related to miscellaneous receivables. During the three months ended March 31, 2009, we recoded $105,000 in bad debt expense related to miscellaneous receivables. Bad debt expense and any related recoveries on general receivables are included in general and administrative expense.

Note receivable – Included in note receivable is a $4.0 million note from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. In January 2010, we received a $50,000 extension fee from the buyer and extended the maturity date of the loan until December 31, 2010. With a 30-day notice period, the buyer has a one-time right to extend the maturity date of the loan until December 31, 2011 with payment of a $25,000 extension fee and an executed commitment for a construction loan on the property development.

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated real estate partnerships as part of our treasury management function whereby we place excess cash in short term bridge loans for these affiliates related to the acquisition or development of properties. We historically provided such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short-term investments or overnight funds. These loans bear interest at LIBOR plus a spread and are due upon demand.

DISCONTINUED OPERATIONS

During the third quarter of 2008, we exited the general contracting business and the independent broker-dealer fund-raising business. These businesses have been reflected as discontinued operations in the accompanying consolidated statement of operations along with any operating properties that we have sold during the reporting periods or that were held for sale. We ceased all of the general contracting operations during 2009. We have no properties that were held for sale as of March 31, 2010 and December 31, 2009. The following is a summary of our discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands, except for per share data):

	Three months ended March 31
	2010	2009
Rental revenue	$—	$(10)
Construction revenues	—	678
Interest and other income	—	—
Gain on sale of real estate held for investment	—	2,875
Total revenues	—	3,543

Other general and administrative	—	(46)
Property expense	—	25
Construction costs	—	659
Legal and professional	—	10
Federal income tax expense	—	987
Total expenses	—	1,635
Income from discontinued operations	—	1,908
Basic and diluted income from discontinued operations per share	$—	$0.36

DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, we entered into an interest rate swap for the purpose of hedging the interest rate risk on a variable-rate loan placed in conjunction with the refinancing of one of our properties. We have designated this interest rate swap as a cash flow hedge for financial reporting purposes and have therefore recorded changes in the fair value of this hedge instrument to other comprehensive income. The swap settles monthly with an amount paid to or received from our counterparty being recorded as an adjustment to interest expense.

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to deferred loan costs as of March 31, 2010 and December 31, 2009 totaled $1.4 million and $1.3 million, respectively. Accumulated amortization related to leasing costs as of March 31, 2010 and December 31, 2009 totaled $975,000 and $902,000, respectively.

DEFERRED COMPENSATION

Our deferred compensation and long term incentive plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us. All long term compensation awards are designed to vest over a period of three to seven years and promote retention of our team members.

Restricted Share Issuances - Deferred compensation includes grants of shares of restricted common stock to our directors and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the fair value per share of our common stock on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the three months ended March 31, 2010.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	278,192	$8.20
Granted	171,400	9.50
Vested	(18,353)	8.20
Forfeited	(11,422)	7.59
End of period	419,817	$8.75

The weighted-average grant date fair value of shares issued under our deferred compensation and long term incentive plan during the three months ended March 31, 2010 was $9.50 per share. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $138,000 and $320,000, respectively. Total compensation cost recognized related to restricted shares during the three months ended March 31, 2010 and 2009 was $130,000 and $125,000, respectively. As of March 31, 2010, total unrecognized compensation cost related to restricted shares was $3.6 million, and the weighted average period of time over which we expect this cost to be recognized is 4.5 years.

General Partner Profit Participation Interests - We have assigned up to 51% of the residual economic interest in certain of our real estate partnerships to certain of our key employees. This economic interest is received as, if and when we receive economic benefit from our profit participation and after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years which allows us to align the interest of our employees with the interest of our stockholders. Because any future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated real estate partnerships. No portion of the economic interest in the real estate partnerships that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

Tax-Deferred Retirement Plan (401(k)) - We maintain a defined contribution 401(k) retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be invested in an array of large, mid and small cap mutual funds. We match 50% of the employee’s contribution up to a maximum employee contribution of 4%. No portion of the employer matching contribution can be comprised of our common stock.

Share Options - We are authorized to grant options for shares of our common stock as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of March 31, 2010 and December 31, 2009, no options have been granted.

INCOME TAXES

We account for federal and state income taxes under the asset and liability method.

Federal – We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and are, therefore, not subject to federal income taxes to the extent of dividends paid, provided that we meet all conditions specified by the Code for retaining our REIT status, including the requirement that at least 90% of our REIT taxable income be distributed to shareholders.

Our real estate development and operating business, AmREIT Realty Investment Corporation and its subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio and real estate partnerships as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our real estate partnerships are treated for federal income tax purposes as taxable REIT subsidiaries.

State – In May 2006, the State of Texas adopted House Bill 3 which modified the state’s franchise tax structure and replaced the previous tax based on capital or earned surplus with a tax based on margin (often referred to as the “Texas Margin Tax”) effective beginning with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that ASC 740 Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $58,000 and $86,000 for the Texas Margin Tax for the three months ended March 31, 2010 and 2009, respectively.

Deferred Tax Assets - To the extent that we are in net deferred tax asset position at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our result of operations for the current and preceding years, and our expectation of future operations. We will record a valuation allowance as necessary based on that assessment. As of March 31, 2010, we believe that we will realize our deferred tax asset through generating sufficient taxable income from fees earned for services provided to our managed funds, such as property management, construction management, development, acquisition and disposition fees.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) available to stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of shares of common stock outstanding plus the weighted average number of any dilutive potential shares of common stock.

The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, as indicated:

	March 31
	2010	2009
Net income available to stockholders*	$677	$60
Weighted average shares of common stock outstanding*	23,058	5,279
Basic and diluted income per share	$0.03	$0.01

* In thousands

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. Observable inputs that the market participants would use in pricing the asset or liability are developed based on market data obtained from sources independent of our own. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$—	$451	$—

Notes Payable and Other Financial Instruments

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, notes receivable, note receivable related party, accounts payable and other liabilities and notes payable. The carrying value of our consolidated financial instruments is representative of their respective fair values due to the short-term maturity of these instruments. The carrying value of the Company’s variable rate notes payable and the revolving line of credit approximate their carrying values. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates which are available for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on our estimates, the fair value of our fixed rate notes payable was approximately $133 million at March 31, 2010 and December 31, 2009, respectively.

NEW ACCOUNTING STANDARDS

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities in ASC 810 - Consolidation. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of SFAS 167 did not have an effect on our results of operations or financial position.

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of shares of common stock are treated as a reduction of stockholders’ equity.

CASH AND CASH EQUIVALENTS

We consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

RECLASSIFICATIONS

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation used in the current year consolidated financial statement.

3. INVESTMENTS IN REAL ESTATE PARTNERSHIPS

AAA CTL Notes, Ltd.

AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”). AAA is a majority-owned subsidiary through which we purchased 15 IHOP Corp. (“IHOP”) leasehold estate properties and two IHOP fee simple properties. We have consolidated AAA in our financial statements. Certain members of our management team have been assigned a 51% aggregate interest in the income and cash flow of AAA’s general partner. Net sales proceeds from the liquidation of AAA will be allocated to the limited partners and to the general partner pursuant to the limited partnership agreement of AAA. During 2009, AmREIT Income and Growth Fund, Ltd. (“AIG”) assigned to AmREIT its 19.6% ownership interest in AAA which was valued at $1.2 million in exchange for a corresponding reduction in AIG’s note payable to AmREIT.

Real Estate Partnerships

As of March 31, 2010, we owned, through wholly-owned subsidiaries, interests in five real estate limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These real estate partnerships were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these real estate partnerships range from 2.1% to 3.0%. See Note 9 regarding transactions we have entered into with our real estate partnerships.

AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. We currently own an approximate 2.0% limited partner interest in AIG. Pursuant to the AIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to AIGC as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation (“MIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.3% limited partner interest in MIG. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation (“MIGC II”), our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising equity capital in June 2005. The offering was closed in October 2006, and the capital raised was approximately $71 million. Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) - AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. MIG IV began raising equity capital in November 2006. The offering was closed in March 2008, and the capital raised was approximately $50 million. Our $800,000 investment represents a 1.6% limited partner interest in MIG IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to the MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

Real estate partnerships – Financial Information

The following table sets forth certain financial information as of March 31, 2010 for the AIG, MIG, MIG II, MIG III and MIG IV real estate partnerships:

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

(1)

Using AIG as an example of how the sharing ratios and limited partner preference provisions are applied, the limited partners share in 99% of the cash distributions until they receive their original invested capital plus an 8% preferred return. Thereafter, the limited partners share in 90% of the cash distributions until they receive a 10% preferred return. This allocation process continues in accordance with the chart above.

Other Affiliates

We have investments in entities other than the real estate partnerships that are accounted for under the equity method because we exercise significant influence over such entities. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

AmREIT Woodlake, L.P. - In 2007, we invested $3.4 million in AmREIT Woodlake LP, for a 30% limited partnership interest. AmREIT Woodlake, LP was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. As of March 31, 2010, we held a 10% interest in Woodlake Square.

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP for a 30% limited partnership interest. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Woodlake Pointe, a shopping center located in Houston, Texas at the southeast intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Pointe to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. As of March 31, 2010, we held a 10% interest in Woodlake Pointe.

AmREIT SPF Shadow Creek, L.P. – As part of the AmREIT and REITPlus merger in November 2009, we acquired a 10% investment in AmREIT SPF Shadow Creek, LP which was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisitions costs of $441,000, which were recorded as an other-than-temporary impairment.

4. ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $396,000 and $491,000 during the three months ended March 31, 2010 and 2009, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $48,000 and $84,000 during the three months ended March 31, 2010 and 2009, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $88,000 and $97,000 during the three months ended March 31, 2010 and 2009, respectively. Such accretion is recorded as an increase to rental income. No new intangibles were recorded during 2010.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	March 31, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$16,939	$17,080
In-place leases – accumulated amortization	(10,420)	(10,165)
Above-market leases	1,983	1,983
Above-market leases – accumulated amortization	(1,752)	(1,704)
Acquired leases intangibles, net	$6,750	$7,194

Acquired lease intangible liabilities:
Below-market leases	$3,790	$3,840
Below-market leases – accumulated amortization	(2,146)	(2,108)
Acquired below-market lease intangibles, net	$1,644	$1,732

5. NOTES PAYABLE

Our outstanding debt at March 31, 2010 and December 31, 2009 consists of the following (in thousands):

	March 31, 2010	December 31, 2009

Fixed-rate mortgage loans (1)	$151,007	$151,406
Variable-rate secured line of credit	21,929	19,529
Variable-rate secured loans	11,970	12,041
Total	$184,906	$182,976

(1) Included in Fixed-rate mortgage loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to an interest rate swap agreement entered into with a third party.

In December 2009, we procured a $25.0 million secured credit facility (the “Facility”), the proceeds of which are to be used for the acquisition of properties and for working capital needs. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 5.00%, and we paid the lender a financing fee of approximately $163,000. The term of the Facility is one year, and the Facility can be converted at our option to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing and continuing events of default at that time that we pay an extension fee. The Facility’s borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of March 31, 2010, we were in compliance with all covenants. As of March 31, 2010 the interest rate was 5.00%, and we had $21.9 million outstanding under the Facility. We had approximately $1.6 million available under the Facility subject to the covenants above, and we had $1.0 million in letters of credit outstanding related to various properties, which reduced our availability under the Facility by a corresponding amount. In April, 2010, the $1.0 million letter of credit was released, thereby increasing our borrowing base availability to $2.6 million.

As of March 31, 2010, the weighted average interest rate on our fixed-rate debt is 5.91%, and the weighted average remaining life of such debt is 4.9 years. During the three months ended March 31, 2010, we added no new fixed-rate debt. During the year ended December 31, 2009, we procured $7.0 million of long-term financing secured by five of our properties located in The Woodlands, Texas. Additionally, we extended the maturity date of a variable rate construction loan on a Walgreen’s property in San Antonio, Texas, originally maturing in September 2009, for one year.

As of March 31, 2010, scheduled principal repayments on notes payable and the Facility were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments		Term-Loan Maturities	Total Payments
2010	$23,092	*	5,066	28,158	*
2011	1,816		19,866	21,682
2012	1,308		12,811	14,119
2013	425		22,824	23,249
2014	461		—	461
Thereafter	1,133		95,804	96,937
Unamortized debt premiums	300		—	300
Total	$28,535		$156,371	$184,906

* $21,929 represents the outstanding balance on the Facility that can be extended for three years as described above.

6. CONCENTRATIONS

As of March 31, 2010, Uptown Park in Houston, Texas accounted for approximately 20% and MacArthur Park accounted for 15% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, 15 of our properties are located in the Houston metropolitan area. These Houston properties represent 67% of our base rental income for the three months ended March 31, 2010. Houston is Texas’ largest city and the fourth largest city in the United States.

The following are the base rents generated by our top tenants for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31
Tenant	2010	2009
Kroger	$548	$529
IHOP Corporation	547	553
CVS	230	230
Walgreens	180	147
Landrys	126	126
Hard Rock Cafe	124	111
TGI Fridays	113	109
Champps Americana	106	106
Golden Corral	105	105
Paesanos	103	89
	$2,182	$2,105

The above base rents have been recorded in the accompanying consolidated statement of operations as rental income from operating leases or earned income from direct financing leases as appropriate (see Note 2).

7. DERIVATIVE INSTRUMENTS

In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, we entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was procured in conjunction with the 2008 refinancing of the MacArthur Park property. The fair value of the swap was a liability of $451,000 and $384,000 at March 31, 2010 and December 31, 2009, respectively, and is recorded in accrued liabilities on the accompanying consolidated balance sheet. The swap settles monthly with an amount paid to or received from our counterparty being recorded as an adjustment to interest expense. For the three months ended March 31, 2010 and 2009, we have paid $90,000 and $81,000, respectively, related to this swap which is included in interest expense in the accompanying consolidated statement of operations.

Valuations are not actual market prices on which an offer would be made for unwinding any transactions but rather are calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include bid/offered spread that would be reflected in an actual price quotations; therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

We have designated this interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives are recorded as an adjustment to stockholders equity.

8. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Recapitalization and merger – On November 24, 2009, the AmREIT Class C and D common shares were converted into AmREIT Class A common shares pursuant to the AmREIT Declaration of Trust. The AmREIT Class A shares were then simultaneously exchanged on a 1:1 basis for shares of AmREIT, Inc. stock. Upon consummation of the Merger, AmREIT, Inc. had and has a single class of common stock outstanding as further described below.

Common Stock - Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of March 31, 2010, there were 23,108,196 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

Stock Redemption Program – Subject to certain restrictions and limitations, our stock redemption program allows stockholders to redeem their shares. We are not obligated to redeem shares of our common stock under the stock redemption plan, and stock redemptions and the share price paid will be made at the sole discretion of our Board of Directors.

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

9. RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in real estate partnerships and other affiliates and Note 2 regarding notes receivable from affiliates.

We earn real estate fee income by providing property acquisition, leasing, property management, construction (discontinued) and construction management services to our real estate partnerships and joint ventures. We are the sole owners of the companies that serve as the general partner for the funds. Real estate fee income of $384,000 and $690,000 was paid by the funds to the Company for the three months ended March 31, 2010 and 2009, respectively. Additionally, construction revenues (included in discontinued operations) of $0 and $678,000 were earned from the real estate partnerships during the three months ended March 31, 2010 and 2009, respectively. Construction management fee income of $77,000 and $38,000 were earned from the real estate partnerships during the three months ended March 31, 2010 and 2009, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the real estate partnerships and joint ventures. Asset management fees of $370,000 and $384,000 were paid by the funds to us during the three months ended March 31, 2010 and 2009, respectively. Additionally, during the three months ended March 31, 2010 and 2009, we were reimbursed by the real estate partnerships $228,000 and $259,000, respectively, for reimbursements of administrative costs incurred on behalf of those funds.

As a sponsor of our real estate partnerships, we maintain a 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been paid. Once limited partner capital has been returned and the limited partner’s preferred return has been paid, the general partner thereafter shares in the available cash flow at various promoted levels.

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

There were no acquisitions or dispositions in the three months ended March 31, 2010 and 2009.

11. COMMITMENTS AND CONTINGENCIES

In August 2009, we signed a new lease agreement for our office facilities which expires on August 31, 2010. In addition, we lease various office equipment for daily activities. Rental expense for the three months ended March 31, 2010 and 2009 was $95,000 and $96,000, respectively.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

12. SUBSEQUENT EVENTS

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

13. SEGMENT REPORTING

The operating segments presented are the segments for which separate financial information is available, and the revenues and operating performance of each segment is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. However, this operating performance data might not be indicative of what a third party would assess or evaluate for purposes of determining fair value of our segments.

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 45 properties located in 15 states. Expenses for this segment include depreciation, interest, noncontrolling interest, legal costs directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our Irreplaceable Corner portfolio and real estate partnerships as well as to third parties. Our asset advisory group consists of active management of five real estate partnership funds which were formed to develop, own, manage and add value to properties with an average holding period of two to four years. We invest in these partnerships as both the general partner and as a limited partner (see Note 3). We, as the general partner, manage the funds and, in return, receive management fees as well as potential profit participation.

Segment results for the three ended March 31, 2010 and 2009 are as follows:

For the quarter ended March 31, 2010 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	$7,650	$126	$—	$7,776
Real estate fee income	—	423	—	423
Construction management fee income	—	77	—	77
Asset management fee income	—	—	370	370
Total revenue	7,650	626	370	8,646

General and administrative	420	836	31	1,287
Property expense	1,696	—	—	1,696
Legal and professional	247	11	1	259
Real estate commissions	1		—	1
Depreciation and amortization	1,700	22	—	1,722
Total expenses	4,064	869	32	4,965

Interest expense	(2,737)	—	—	(2,737)
Other income/ (expense)	165	68	(489)	(256)

Income (loss) from continuing operations	$1,014	$(175)	$(151)	$688

For the quarter ended March 31, 2009 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	$7,923	$129	$—	$8,052
Lease termination fee income	1,065	—	—	1,065
Real estate fee income	—	777	—	777
Construction management fee income	—	38	—	38
Asset management fee income	—	—	384	384
Total revenue	8,988	944	384	10,316

General and administrative	891	1,760	32	2,683
Property expense	2,099	9	—	2,108
Legal and professional	196	526	14	736
Real estate commissions	1		—	1
Depreciation and amortization	1,843	22	—	1,865
Inpairment Charge	—	—	—	—
Total expenses	5,030	2,317	46	7,393

Interest expense	(2,594)	—	—	(2,594)
Other income/ (expense)	989	(450)	(156)	383

Income from continuing operations	$2,353	$(1,823)	$182	$712

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” and “the Company” refer to AmREIT and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

Certain information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this report, as well as our 2009 consolidated financial statements and notes thereto included in our filing on Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and trends which might appear should not be taken as indicative of future operations.

EXECUTIVE OVERVIEW

We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. (“REITPlus”), a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”). REITPlus was structured as an externally managed and advised REIT, with a wholly-owned subsidiary of AmREIT providing investment advisory and property and corporate management services.

During 2007, AmREIT initiated a strategic plan referred to as “Vision 2010”. Vision 2010 was designed to create a more conforming business platform that would reduce the earnings volatility of AmREIT’s business model and that would also simplify its capital structure, with the ultimate goal of growing its portfolio of properties and providing liquidity for investors. Vision 2010 includes the following three phases:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by certain of AmREIT’s transactional operating subsidiaries. In connection with Phase I, AmREIT simplified its operating platform and reduced its transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, it terminated the best efforts equity offering of REITPlus. Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but reduced AmREIT’s annual overhead and general and administrative expenses.

•

Phase II consisted of changes which were designed to simplify AmREIT’s equity capital structure. As the first step in Phase II, in December 2008, AmREIT voluntarily de-listed its Class A common shares of beneficial interest from trading on the NYSE Alternext Exchange. As the last step in Phase II, at separate special meetings held on November 24, 2009, both AmREIT and REITPlus shareholders approved the merger of AmREIT with and into REITPlus (the “Merger”), resulting in a combined, conforming entity with a single class of common stock, which was renamed AmREIT, Inc. We believe that this simplified capital structure will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares.

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for stockholders as the United States begins to exit the current recession and into recovery.

Following our strategic combination with our predecessor, AmREIT, all of the independent members of the boards of both AmREIT and REITPlus, as well as H. Kerr Taylor, who served as chairman and chief executive officer of both companies, now comprise our seven-member Board of Directors. Since the Merger, we are and have been internally managed by the former management team of AmREIT. Accordingly, the following discussion describes the business of AmREIT, Inc. which is comprised of the combined businesses previously conducted by AmREIT and REITPlus. As further discussed in Note 2 to the accompanying consolidated financial statements, for accounting purposes, the Merger was treated as an asset acquisition, with AmREIT being the accounting acquirer deemed to have acquired the net assets of REITPlus. As a result, the accompanying consolidated financial statements reflect the historical financial position and results of operations of AmREIT prior to the Merger and those of the combined company following the Merger effective November 24, 2009.

AmREIT, Inc. owns, operates and creates value on Irreplaceable Corners™ in Texas, which is home to three of the top six major growth markets throughout the United States and has the 12th largest economy in the world based on GDP (ahead of Mexico, Russia and India). For over 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets, including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion today. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. AmREIT, Inc. is headquartered in Houston, Texas, and has an office in Dallas, Texas.

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in top U.S. growth markets with high barriers to entry, high daytime and evening population, high rate of cars per day and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, our advisory business invests in and advises various real estate partnerships and joint ventures that own, develop and manage Tomorrow’s Irreplaceable Corners™. These are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

Our Structure

Our structure consists of an institutional grade portfolio of Irreplaceable Corners™ and our advisory business, each of which is supported by our real estate development and operating group. For our results of operations by segment, see the accompanying Notes to Consolidated Financial Statements.

Portfolio of Today’s Irreplaceable Corners™

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties, primarily located in the top Texas markets with the following characteristics:

•	Located on a corner in major metropolitan area;

•	High barriers to entry;

•	High daytime and evening population;

•	High count of cars per day; and

•	High average household income within 3-5 mile radius.

As of March 31, 2010, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused on Houston, Dallas and San Antonio each of which represent three of the top six population and job growth markets in the United States. As owners and operators of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of March 31, 2010, our operating properties were leased at 91.9% occupancy based on leasable square footage as compared to 91.0% as of December 31, 2009.

Advisory Business

For 26 years, we have created financial solutions for our investors by offering real estate investment opportunities as a stable and dependable source of income and portfolio growth. We have successfully formed, invested in and advised 17 private and public investment vehicles over the past two and a half decades that have led to the acquisition, development and redevelopment of Tomorrow’s Irreplaceable Corners™ properties throughout the United States. Tomorrow’s Irreplaceable Corners are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in the development, redevelopment and daily operation of these properties.

Our advisory business invests in and actively manages five real estate partnership funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest in the limited partnerships that we manage as both the general partner and as a limited partner. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potential profit participation interests. The funds are structured such that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return.

Real Estate Development and Operating Group

Our real estate operating and development business is comprised of a fully integrated real estate team that works directly with landlords, builders and developers. This team is primarily focused on managing, leasing and creating value for our owned and managed portfolio of Irreplaceable Corners and gives us a competitive edge on pricing and development opportunities. Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our advisory business.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our common and preferred shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our REIT taxable income.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses, debt service requirements, recurring expenditures to maintain our properties, non-recurring expenditures (such as tenant improvements and other tenant lease costs) and dividends to our shareholders. We anticipate that cash on hand and cash flows from operating activities will be sufficient to meet these short-term needs with the exception of approximately $1.3 million of our non-recurring expenditures, which we will fund through borrowings under our credit facility. During the three months ended March 31, 2010 and 2009, we generated cash provided by operating activities of $1.4 million and $3.7 million, respectively. The primary driver of the reduction in operating cash flows was the timing of our property tax payments. We paid our 2009 property taxes during the first quarter of 2010, but paid no property taxes during the similar period in 2009 as we made payment on our 2008 property taxes during December 2008.

We have a $25.0 million secured credit facility (the “Facility”), the proceeds of which are to be used for the acquisition of properties and for working capital needs. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 5.00%. The term of the Facility is one year, and the Facility can be converted at our option to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing and continuing events of default at that time that we pay an extension fee. The Facility’s borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of March 31, 2010, we were in compliance with all covenants. As of March 31, 2010 the interest rate was 5.00%, and we had $21.9 million outstanding under the Facility. We had approximately $1.6 million available under the Facility subject to the covenants above, and we had $1.0 million in letters of credit outstanding related to various properties, which reduced our availability under the Facility by a corresponding amount. In April 2010, the $1.0 million letter of credit was released, thereby increasing our borrowing base availability to $2.6 million. Amounts outstanding under the Facility are retired as needed with proceeds from the issuance of long-term debt, cash generated from disposition of properties and cash flow generated by our operating properties. We expect to retire approximately $6.8 million under the Facility during the second quarter, using the proceeds from the anticipated placement of long-term debt on one of our unencumbered properties. Taking into consideration this debt placement and other forecasted financing activities, including the potential restructuring of certain long-term property-level debt, we expect to have approximately $5.0 million available on the Facility at yearend 2010.

Our long-term capital requirements consist primarily of maturities under our long-term debt agreements and potential acquisitions. The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility, proceeds from both secured and unsecured debt issuances, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures and cash flow generated by our operating properties.

We intend to continue managing our debt prudently and conservatively so as to maintain a conservative capital structure. As of March 31, 2010, our ratio of debt to assets (un-depreciated book value) is 56%, and approximately 82% of our debt is fixed, long-term mortgage financing. Of the $28.2 million in debt maturing in 2010, $21.9 million represents the Facility which can be converted, at our option, to a three-year loan, provided that there are no existing and continuing events of default. We were in compliance with our covenants at March 31, 2010 and expect to remain in compliance for the foreseeable future. Additionally, we have a $5.1 million secured loan on a property leased to Walgreens in San Antonio, Texas that matures in September 2010. We expect to be able to refinance that property with long-term debt or to dispose of the property in advance of the debt maturity. In the short and long term, we may seek to obtain funds through the issuance of additional equity, unsecured and/or secured debt financings, joint venture relationships relating to existing properties or new acquisitions, and property dispositions that are consistent with this conservative structure.

As of March 31, 2010 and December 31, 2009, our cash and cash equivalents totaled $586,000 and $1.1 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, are as follows (in thousands):

	2010	2009
Operating activities	$1,395	$3,658
Investing activities	($904)	($683)
Financing activities	($972)	($4,730)

Until we acquire additional properties, any excess cash will be invested in short-term investments or overnight funds. This investment strategy provides us with the liquidity to acquire properties at such time as those suitable for acquisition are sourced.

Investing Activities

We acquired no real estate assets during the three months ended March 31, 2010. Capital expenditures for additions to the existing portfolio totaled $682,000 and $663,000 for the first three months of 2010 and 2009, respectively. Cash flows associated with loans to our real estate partnerships were a net outflow of $241,000 during the 2010 period as compared to a net outflow of $67,000 during the 2009 period. As of March 31, 2010, we have notes receivable in the amount of $4.9 million due from our real estate partnerships. We made these loans to the partnerships for the purpose of acquiring and/or developing properties. These loans bear interest at LIBOR plus a spread of 3.5% and are due upon demand. Of the balances outstanding, $1.0 million is secured by the real estate partnerships’ ownership interest in unencumbered properties. We expect to receive payments on these notes receivable as the partnerships generate liquidity from property dispositions and from financings with third parties.

Financing Activities

Debt

During the three months ended March 31, 2010, we had approximately $1.9 million in net proceeds from notes payable. We drew down on our credit facility in order to fund costs associated with the Merger, capital improvements on our real estate properties and for general working capital needs. See further discussion above regarding the terms of our Facility that we use for the acquisition of properties and for our working capital needs.

Equity

During the three months ended March 31, 2010, we declared dividends to our stockholders of $2.9 million as compared to $3.2 million in the three months ended March 31, 2009. All share classes receive monthly dividends. The dividends paid are as follows (in thousands):

	Post Merger		Pre Merger - AmREIT
	AmREIT, Inc.		Class A	Class C		Class D
2010 First Quarter	$2,867		n/a	n/a		n/a

2009 Fourth Quarter	$964	*	$1,192	$4,383	**	$6,626	**
Third Quarter	n/a		$660	$724		$1,782
Second Quarter	n/a		$660	$724		$1,782
First Quarter	n/a		$655	$724		$1,783

* The fourth quarter dividends include dividends for the months of November and December.

** The fourth quarter dividends include a $4.1 million premium (class C) and a $6.0 million premium (class D) associated with the share conversion of the Class C and D shares in relation to the Merger which was accounted for as an additional dividend in accordance with GAAP.

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient cash on hand to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until sufficient cash resources are available.

Off Balance Sheet Arrangements

As of March 31, 2010, none of our off balance sheet arrangements had or are reasonably likely to have a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $1.0 million and $1.0 million were outstanding under the Facility at March 31, 2010 and December 31, 2009, respectively. In April 2010, the $1.0 million letter of credit was released.

We own interests in several unconsolidated real estate partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We have made loans to some of these affiliates as discussed above under “Investing Activities”.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

Revenues

Total revenues decreased by $1.7 million, for the three months ended March 31, 2010 as compared to the same period in 2009. This decrease was primarily attributable to decreases in rental income, lease termination fee income and related party real estate fee income.

Rental income from operating leases decreased by $287,000, or 4%, for the three months ended March 31, 2010 as compared to the same period in 2009 ($7.2 million in 2010 versus $7.5 million in 2009). This decrease is attributable to a reduction of rental revenues associated with expense reimbursements resulting from a favorable property tax appeal relating to one of our properties. This reduction was offset by a corresponding reduction in property expense during 2010.

Lease termination fee income from operating leases decreased by $1.1 million, or 100%, for the three months ended March 31, 2010 as compared to the same period in 2009 ($0 in 2010 versus $1.1 million in 2009). This decrease is primarily attributable to a national tenant declaring bankruptcy in 2009 and subsequently defaulting upon their ground lease with us. Upon default, ownership of the building transferred from the tenant to us as the land owner. Lease termination income for the quarter ended March 31, 2009 represents the fair value of the building.

Real estate fee income- related party decreased by $306,000, or 44%, for the three months ended March 31, 2010 as compared to the same period in 2009 ($384,000 in 2010 versus $690,000 in 2009). This decrease is primarily attributable to a decrease in development fees and leasing commissions earned on the properties that we manage within our affiliated real estate partnerships.

Expenses

Total operating expenses decreased by $2.4 million, or 33%, for the three months ended March 31, 2010 as compared to the same period in 2009 ($5.0 million in 2010 versus $7.4 million in 2009). This decrease was primarily attributable to decreases in general and administrative expenses, property expense and legal and professional expense.

General and administrative expense decreased by $1.4 million, or 52%, for the three months ended March 31, 2010 as compared to the same period in 2009 ($1.3 million in 2010 versus $2.7 million in 2009). The decrease was primarily due to the timing of accruing our 2009 incentive compensation in order to match the earnings for the period with the related compensation expense. Our 2010 incentive compensation accrual was lower than 2009 as a result of lower earnings for the period.

Property expense decreased by $412,000, or 20%, for the three months ended March 31, 2010 as compared to the same period in 2009 ($1.7 million in 2010 versus $2.1 million in 2009). The decrease is primarily attributable to a decrease in bad debt reserves recorded on our tenant receivables and a decrease in property taxes.

Legal and professional fee expense decreased by $477,000, or 65%, for the three months ended March 31, 2010 as compared to the same period in 2009 ($259,000 in 2010 versus $736,000 in 2009). This decrease is mainly attributable to legal costs incurred in 2009 associated with a matter which was resolved in February 2010 to the mutual satisfaction of us and the other party to the litigation.

Other Income (expense)

Interest expense increased by $143,000, or 6%, for the three months ended March 31, 2010 as compared to the same period in 2009 ($2.7 million in 2010 versus $2.6 million in 2009). This increase is primarily attributable to a higher rate of interest on the debt on the MacArthur Park property that was refinanced in 2009.

Loss from merchant development funds decreased by $452,000, or 508%, for the three months ended March 31, 2010 (loss of $541,000 in 2010 versus a loss of $89,000 in 2009). The decrease is primarily attributable increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property. We have reassessed and shortened the estimated useful lives of various buildings consistent with our current plan to demolish such buildings as part of the redevelopment.

Loss from discontinued operations decreased by $1.9 million, or 100%, for the three months ended March 31, 2010 ($0 in 2010 versus $1.9 million in 2009). The decrease is primarily attributed to the recognition of a $1.9 million deferred gain in the first quarter of 2009 (net of taxes) resulting from the 2008 sale of an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property held for investment, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See Discontinued Operations discussion in Footnote 1 to our accompanying consolidated financial statements for detail of discontinued operations included in FFO. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate our FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Three Months Ended March 31,
	2010	2009
Income from continuing operations	$688	$712
Income (loss) from discontinued operations	—	1,908
Non-controlling interest	(11)	(53)

Plus depreciation of real estate assets - from operations	1,696	1,826

Adjustments for nonconsolidated affiliates	690	127
Less Class C and D distributions shareholder	—	(2,507)

Total Funds From Operations available to common stockholders	$3,063	$2,013

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act) as of March 31, 2010. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our shares are no longer actively traded on an exchange. We do not currently have a public stock buyback program in place. However, our Board of Directors has authorized redemptions of up to $500,000 in cases where our shareholders initiate a redemption request due to financial hardship. As of March 31, 2010, we have redeemed approximately $115,000 of common stock in the aggregate for these cases.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT, Inc.

/s/ H. Kerr Taylor
Date: May 12, 2010	H. Kerr Taylor, President and Chief Executive Officer

/s/ Chad C. Braun
Date: May 12, 2010	Chad C. Braun, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.
3.1	Articles of Amendment and Restatement (included as Exhibit 3.1 Amendment No. 3 to REITPlus’s Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Amendment No. 1 to REITPlus’s Registration Statement on Form S-11, filed July 20, 2007, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).