Form 10-Q
period 2010-06-30
AmREIT, Inc.
filed 2010-08-12
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2010
AmREIT, Inc. Common Stock, $0.01 par value	23,122,350 shares

AmREIT, Inc.
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2010

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(in thousands, except share data)

	June 30, 2010	December 31, 2009

	(unaudited)
ASSETS
Real estate investments at cost:
Land	$128,505	$131,351
Buildings	141,888	142,575
Tenant improvements	10,622	9,883
	281,015	283,809
Less accumulated depreciation and amortization	(27,093)	(24,934)
	253,922	258,875

Real estate held for sale, net	5,885	—
Net investment in direct financing leases held for investment	18,460	21,057
Acquired lease intangibles, net	6,386	7,194
Investment in merchant development funds and other affiliates	8,548	9,527
Net real estate investments	293,201	296,653

Cash and cash equivalents	576	1,067
Tenant receivables, net	3,530	3,697
Accounts receivable, net	1,930	2,014
Accounts receivable - related party	265	152
Notes receivable	4,110	4,043
Notes receivable - related party	5,352	4,669
Deferred costs, net	2,685	2,703
Other assets	5,351	5,334
TOTAL ASSETS	$317,000	$320,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$181,536	$182,976
Notes payable, held for sale	5,049	—
Accounts payable and other liabilities	5,314	7,741
Acquired below market lease intangibles, net	1,573	1,732
Security deposits	705	705
TOTAL LIABILITIES	194,177	193,154

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,122,350 and 22,950,952 shares issued and outstanding, respectively	232	230
Capital in excess of par value	191,117	190,975
Accumulated distributions in excess of earnings	(68,355)	(63,908)
Accumulated other comprehensive loss	(442)	(384)
Cost of treasury stock, 55 and 0 shares, respectively	—	—
TOTAL STOCKHOLDERS’ EQUITY	122,552	126,913
Non-controlling interest	271	265
TOTAL EQUITY	122,823	127,178
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,000	$320,332

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Rental income from operating leases	$7,349	$7,314	$14,497	$14,765
Earned income from direct financing leases	447	497	939	996
Lease termination income	—	—	—	1,065
Real estate fee income - related party	485	621	908	1,398
Construction management fee income - related party	93	206	170	244
Asset management fee income - related party	370	383	740	767
Total revenues	8,744	9,021	17,254	19,235

Expenses:
General and administrative	1,505	780	2,792	3,463
Property expense	1,959	1,932	3,654	4,042
Legal and professional	145	372	401	1,099
Real estate commissions	—	—	1	1
Depreciation and amortization	1,662	1,899	3,378	3,749
Total expenses	5,271	4,983	10,226	12,354

Operating income	3,473	4,038	7,028	6,881

Other income (expense):
Interest and other income - related party	172	159	385	340
Loss from merchant development funds and other affiliates	(397)	(179)	(938)	(268)
Income tax benefit (expense) for taxable REIT subsidiary	56	(125)	136	178
Interest expense	(2,694)	(2,546)	(5,357)	(5,084)

Income from continuing operations	610	1,347	1,254	2,047

Income from discontinued operations, net of taxes	40	18	84	40
Gain on sales of real estate acquired for resale, net of taxes	—	—	—	1,897
Income from discontinued operations	40	18	84	1,937

Net income including noncontrolling interest	650	1,365	1,338	3,984

Net income attributable to noncontrolling interest	(13)	(49)	(24)	(102)
Net income attributable to AmREIT stockholders	637	1,316	1,314	3,882

Distributions paid to Class C and D stockholders	—	(2,507)	—	(5,014)

Net income (loss) available to stockholders	$637	$(1,191)	$1,314	$(1,132)

Net income (loss) per share of common stock - basic and diluted
Income (loss) before discontinued operations	$0.03	$(0.22)	$0.05	$(0.58)
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.37
Net income (loss)	$0.03	$(0.22)	$0.05	$(0.21)

Weighted average shares of common stock used to Compute net income (loss) per share, basic and diluted	23,113	5,314	23,085	5,296

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2010
(in thousands)
(unaudited)

	Amount of Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Cost of treasury stock	Noncontrolling Interest	Total
Balance at December 31, 2009	$230	$190,975	$(63,908)	$(384)	$—	$265	$127,178

Net income including noncontrolling interest	—	—	1,338	—	—	—	1,338
Net income attributable to noncontrolling interest	—	—	(24)	—	—	24	—
Change in fair value of hedge liability	—	—	—	(58)	—	—	(58)
Deferred compensation issuance of restricted shares	—	(1,669)	—	—	—	—	(1,669)
Issuance of shares of common stock	2	1,621	—	—	115	—	1,738
Amortization of deferred compensation	—	190	—	—	—	—	190
Repurchase of shares of common stock	—	—	—	—	(115)	—	(115)
Distributions	—	—	(5,761)	—	—	(18)	(5,779)

Balance at June 30, 2010	$232	$191,117	$(68,355)	$(442)	$—	$271	$122,823

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interest	$1,338	$3,984
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of real estate acquired for resale	—	1,500
Gain on sale of real estate acquired for resale	—	(2,875)
Bad debt expense	164	342
Lease termination income	—	(1,065)
Loss from merchant development funds and other affiliates	938	268
Cash receipts related to deferred related party fees	13	10
Depreciation and amortization	3,388	3,730
Amortization of above/below market rent	(90)	(26)
Amortization of loan premium and financing cost	226	209
Amortization of deferred compensation	190	250
Distributions from merchant development funds and other affiliates	11	—
Decrease (Increase) in tenant receivables	3	(74)
Decrease in accounts receivable	84	172
Increase in accounts receivable - related party	(113)	(78)
Cash receipts from direct financing leases more than (less than) income recognized	189	(73)
Decrease (increase) in other assets	(112)	136
Increase (decrease) in accounts payable and other liabilities	(2,490)	1,269
Increase (decrease) in accounts payable - related party	5	(218)
Decrease in security deposits	—	(24)
Net cash provided by operating activities	3,744	7,437

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(1,216)	(1,039)
Loans to affiliates	(1,683)	(193)
Payments from affiliates	1,000	350
Additions to furniture, fixtures and equipment	(22)
Investment in merchant development funds and other affiliates	(68)	—
Distributions from merchant development funds and other affiliates	85	84
Decrease in preacquisition costs	—	4
Net cash used in investing activities	(1,904)	(794)

Cash flows from financing activities:
Proceeds from notes payable	11,700	902
Payments of notes payable	(8,054)	(2,124)
Payments for financing costs	(150)	(53)
Purchase of treasury stock	(22)	—
Issuance of shares of common stock	(26)	—
Retirement of shares of common stock	—	(275)
Common dividends paid	(5,761)	(6,328)
Distributions to noncontrolling interests	(18)	(79)
Net cash used in financing activities	(2,331)	(7,957)

Net decrease in cash and cash equivalents	(491)	(1,314)
Cash and cash equivalents, beginning of period	1,067	2,335
Cash and cash equivalents, end of period	$576	$1,021

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$6,789	$5,066
Income taxes	302	316

Supplemental schedule of noncash investing and financing activities

See Note 2 for further discussion of non-cash investing and financing activities associated with the recapitalization and merger, including the issuance of AmREIT, Inc. shares of common stock in exchange for AmREIT class A, class C, and class D common shares of beneficial ownership and in exchange for REITPlus’s net assets.

In 2010, we issued 185,500 restricted shares of common stock to employees and directors as part of their compensation arrangements. The restricted shares vest over a three to seven-year period. We recorded approximately $1.7 million in deferred compensation related to the issuance of the restricted shares.

In 2009, we issued 64,000 restricted shares of common stock to AmREIT employees and directors as part of their compensation arrangements. The restricted shares vest over a three to seven year period. We recorded approximately $580,000 in deferred compensation related to the issuance of the restricted shares.

During the six months ended June 30, 2010, we reclassified $5.9 million of assets to held for sale and $5.0 million of notes to held for sale. See Note 2 under “Discontinued Operations” and Note 12.

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
June 30, 2010
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

During 2007, AmREIT initiated a strategic plan referred to as “Vision 2010.” Vision 2010 was designed to create a more conforming business platform that would reduce the earnings volatility of AmREIT’s business model and that would also simplify its capital structure, with the ultimate goal of growing its portfolio of properties and providing liquidity for investors. Vision 2010 included the following three phases:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by certain of AmREIT’s transactional operating subsidiaries. In connection with Phase I, AmREIT simplified its operating platform and reduced its transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, it terminated the best efforts equity offering of REITPlus. Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but also reduced AmREIT’s annual overhead and general and administrative expenses.

•

Phase II consisted of changes which were designed to simplify AmREIT’s equity capital structure. In December 2008, AmREIT voluntarily de-listed its Class A common shares of beneficial interest from trading on the NYSE Alternext Exchange. Then, at separate special meetings held on November 24, 2009, both AmREIT and REITPlus shareholders approved the merger of AmREIT with and into REITPlus (the “Merger”), resulting in a combined, conforming entity with a single class of common stock, which was renamed AmREIT, Inc. We believe that this simplified capital structure will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares.

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for stockholders as the United States begins to exit the current recession and into recovery. This growth objective is the sole focus of management’s “Vision 2012”.

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

OUR BUSINESS

AmREIT, Inc. owns, operates and creates value on Irreplaceable CornersTM in Texas, which is home to three of the top six major growth markets throughout the United States and has the 12th largest economy in the world based on GDP (ahead of Mexico, Russia and India). For over 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets, including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion today. We have elected to be taxed as a REIT for federal income tax purposes. AmREIT, Inc. is headquartered in Houston, Texas, and has an office in Dallas, Texas.

Our core portfolio consists primarily of Irreplaceable Corners™. These are corner properties in top U.S. growth markets with high barriers to entry, strong demographic purchasing power (i.e., target household income in a 1-mile radius of $100,000), high daytime and evening population (i.e., target average of 100,000 people in a 3-mile radius), high rate of cars per day, strong demand for retail space and distinctive qualities. Our advisory business invests in and advises various real estate partnerships and joint ventures that own, develop and manage retail and mixed-use properties located within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

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

Acquisition - Although REITPlus was the surviving legal entity in the Merger, AmREIT was deemed to be the acquirer for financial reporting purposes pursuant to Accounting Standards Codification (“ASC”) ASC 805 Business Combinations. The transaction was treated legally as a Merger of the two entities; however, for accounting purposes the transaction was treated as an asset acquisition pursuant to ASC 805.The Merger was therefore treated as an acquisition by AmREIT of REITPlus’s net assets. Accordingly, the accompanying statements of operations for the periods prior to the Merger represent the historical operating results of AmREIT. The operating results generated by REITPlus’s net assets were included in our 2009 operating results from November 24, 2009, the date of the Merger. The acquisition of REITPlus was accounted for by applying the acquisition method under ASC 805. The purchase price for REITPlus was determined based on the fair value of the consideration given in exchange for the REITPlus net assets received in the acquisition. The fair value of the consideration given was $7.2 million, (calculated as the 758,604 AmREIT shares deemed given in the transaction valued at $9.50/share) which management believes reflected the fair value of the net assets of REITPlus deemed acquired by AmREIT.

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

As discussed above, we exited the general contracting business and the independent broker-dealer fund-raising business in the fourth quarter of 2008. Accordingly, the operating activity of these businesses, including all prior activity, has been reclassified as discontinued operations in the accompanying consolidated statements of operations. See “Discontinued Operations” below for further detail.

The accompanying consolidated financial statements included in this Report for the three and six months ended June 30, 2010 and 2009 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included, and such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period that the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are generally recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2010 and 2009, we recognized percentage rents of $82,000 and $11,000, respectively. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets and write off any assets or liabilities and the associated accumulated amortization. We did not recognize any lease termination fee income during the six months ended June 30, 2010. During the six months ended June 30, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently defaulted upon their operating ground lease with us. Upon default, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building.

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

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land. Such costs are expensed if and when such land acquisition becomes no longer probable. During the six months ended June 30, 2010, we had no capitalized interest and taxes on properties under development. During the six months ended June 30, 2009, we had $20,000 of capitalized interest and taxes on properties under development.

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

Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2010, we owned two single-tenant properties with a carrying value of $5.9 million that were classified as held for sale, one of which was recorded as a direct financing lease for financial reporting purposes (See footnote under “Discontinued Operations” and Note 12). As of December 31, 2009, no properties were classified as real estate held for sale.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized for the six months ended June 30, 2010 or 2009. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require that complex and subjective judgments be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

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

	Six months ended June 30,
	2010	2009
Beginning of period	1,025,806	501,517
Additional reserves	286,160	362,158
Collections/reversals	(122,073)	(119,177)
Write-offs	(86,893)	(29,010)
Ending of period	1,103,000	715,488

Accounts receivable – Included in accounts receivable are various receivables that arise in the normal course of operating our business. Additionally, included in accounts receivable as of June 30, 2010 is a $1.3 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by one-third of the 1.5% sales tax that the City of Pearland collects from the shopping center. During the six months ended June 30, 2010, we did not record any bad debt expense related to miscellaneous receivables. During the six months ended June 30, 2009, we recorded $99,000 in bad debt expense related to miscellaneous receivables. Bad debt expense and any related recoveries on general receivables are included in general and administrative expense.

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

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated real estate partnerships related to their acquisition or development of properties. These loans bear interest at LIBOR plus a spread and are due upon demand.

DISCONTINUED OPERATIONS

During 2008, we exited the general contracting business and the independent broker-dealer fund-raising business. These businesses have been reflected as discontinued operations in the accompanying consolidated statement of operations along with any operating properties that we have sold during the reporting periods or that were held for sale. We ceased all of the general contracting operations during 2009. Included in discontinued operations at June 30, 2010 is the operating activity related to two of our properties that are currently being held for sale (See Note 12). One of these properties was treated as a direct financing lease for financial reporting purposes. No properties were held for sale as of December 31, 2009. The following is a summary of our discontinued operations for the three and six months ended June, 2010 and 2009 (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Rental revenue	$72	$69	$144	$115
Earned income from direct financing leases	66	69	130	115
Construction revenues	—	179	—	857
Interest and other income	2	—	4	—
Gain on sale of real estate held for resale, net of taxes	—	—	—	1,897
Total revenues	140	317	278	2,984

Other general and administrative	5	30	5	(16)
Property expense	3	10	4	33
Construction costs	—	167	—	826
Legal and professional	6	4	9	23
Depreciation and amortization	4	6	10	21
Interest expense	73	79	147	135
Federal income tax expense	9	3	19	25
Total expenses	100	299	194	1,047
Income from discontinued operations	40	18	84	1,937
Basic and diluted income from discontinued operations per share	$0.00	$0.00	$0.00	$0.37

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. If a lease is terminated early or if a loan is repaid prior to maturity, the remaining costs will be disposed of. Accumulated amortization related to deferred loan costs as of June 30, 2010 and December 31, 2009 totaled $1.6 million and $1.3 million, respectively. Accumulated amortization related to leasing costs as of June 30, 2010 and December 31, 2009 totaled $1.0 million and $902,000, respectively.

DEFERRED COMPENSATION

Our deferred compensation and long term incentive plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us. All long term compensation awards are designed to vest over a period of three to seven years, promote retention of our team members and align their interests with those of our stockholders.

Restricted Share Issuances - Deferred compensation includes grants of shares of restricted common stock to our directors and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the fair value per share of our common stock on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the six months ended June 30, 2010.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	278,192	$8.20
Granted	185,500	9.50
Vested	(21,095)	8.23
Forfeited	(11,422)	7.59
End of period	431,175	$8.78

The weighted-average grant date fair value of shares issued under our deferred compensation and long term incentive plan during the six months ended June 30, 2010 was $9.50 per share. The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was $174,000 and $339,000, respectively. Total compensation cost recognized related to restricted shares during the six months ended June 30, 2010 and 2009 was $245,000 and $250,000, respectively. As of June 30, 2010, total unrecognized compensation cost related to restricted shares was $3.7 million, and the weighted average period of time over which we expect this cost to be recognized is 4.2 years.

General Partner Profit Participation Interests - We have assigned 50% of the residual economic interest in the general partners of AAA CTL Notes, Ltd to certain of our key employees. This economic interest is received as, if and when we receive economic benefit from our profit participation and after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years which allows us to align the interest of our employees with the interest of our stockholders. Because any future profits and earnings from AAA CTL Notes, Ltd. cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the AAA CTL Notes, Ltd, we recognize expense associated with the assignment of economic interest in our AAA CTL Notes, Ltd as we recognize the corresponding income from AAA CTL Notes, Ltd. No compensation expense has been recorded to date.

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

Share Options - We are authorized to grant options for shares of our common stock as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of June 30, 2010 and December 31, 2009, no options have been granted.

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

Our real estate development and operating business, AmREIT Realty Investment Corporation and its subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction management, asset and property management services to our portfolio and real estate partnerships as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our real estate partnerships are treated for federal income tax purposes as taxable REIT subsidiaries.

State – In May 2006, the State of Texas adopted House Bill 3 which modified the state’s franchise tax structure and replaced the previous tax based on capital or earned surplus with a tax based on margin (often referred to as the “Texas Margin Tax”) effective beginning with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that ASC 740 Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $110,000 and $144,000 for the Texas Margin Tax for the six months ended June 30, 2010 and 2009, respectively.

Deferred Tax Assets - To the extent that we are in a net deferred tax asset position at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our result of operations for the current and preceding years, and our expectation of future operations. We will record a valuation allowance as necessary based on that assessment. As of June 30, 2010, we believe that we will realize our deferred tax asset through generating sufficient taxable income from fees earned for services provided to our managed funds, such as brokerage, leasing, property management, construction management, development, acquisition and disposition fees.

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

The following table presents information necessary to calculate basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009, respectively, as indicated:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Net income (loss) available to stockholders*	$637	$(1,191)	$1,314	$(1,132)
Weighted average shares of common stock outstand	23,113	5,314	23,085	5,296
Basic and diluted income (loss) per share	$0.03	$(0.22)	$0.05	$(0.21)

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

Derivative Financial Instruments

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$—	$442	$—

Notes Payable and Other Financial Instruments

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, notes receivable, note receivable related party, accounts payable and other liabilities and notes payable. The carrying value of our consolidated financial instruments is representative of their respective fair values due to the short-term maturity of these instruments. The carrying value of the Company’s variable rate notes payable and the revolving line of credit approximate their carrying values. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates which are available for debt with similar terms and maturities. As a result, we have determined that our notes payable in their entirety are classified in Level 2 of the fair value hierarchy. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on our estimates, the fair value of our fixed rate notes payable was approximately $144 million and $133 million at June 30, 2010 and December 31, 2009, respectively.

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

3. INVESTMENTS IN REAL ESTATE PARTNERSHIPS

AAA CTL Notes, Ltd.

AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”). AAA is a majority-owned subsidiary through which we purchased 15 IHOP Corp. (“IHOP”) leasehold estate properties and two IHOP fee simple properties. We have consolidated AAA in our financial statements. Certain members of our management team have been assigned a 50% aggregate interest in the income and cash flow of AAA’s general partner. Net sales proceeds from the liquidation of AAA will be allocated to the limited partners and to the general partner pursuant to the limited partnership agreement of AAA. During 2009, AmREIT Income and Growth Fund, Ltd. (“AIG”) assigned to AmREIT its 19.6% ownership interest in AAA which was valued at $1.2 million in exchange for a corresponding reduction in AIG’s note payable to AmREIT.

Real Estate Partnerships

As of June 30, 2010, we owned, through wholly-owned subsidiaries, interests in five real estate limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These real estate partnerships were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these real estate partnerships range from 2.1% to 3.0%. See Note 9 regarding transactions we have entered into with our real estate partnerships.

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

AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation (“MIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.3% limited partner interest in MIG. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC as, if and when the annual return thresholds have been achieved by the limited partners. MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation has been extended to March 2013, pursuant to approval of approximately 63% of the limited partners.

AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation (“MIGC II”), our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC II as, if and when the annual return thresholds have been achieved by the limited partners. MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation has been extended to March 2013, pursuant to approval of approximately 63% of the limited partners.

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

Real estate partnerships – Financial Information

The following table sets forth certain financial information as of June 30, 2010 for the AIG, MIG, MIG II, MIG III and MIG IV real estate partnerships:

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

AmREIT Woodlake, L.P. - In 2007, we invested $3.4 million in AmREIT Woodlake LP, for a 30% limited partnership interest. AmREIT Woodlake, LP was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. As of June 30, 2010, we held a 10% interest in Woodlake Square. In July 2010, the general partner of AmREIT Woodlake, LP entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we hold a 1% interest in Woodlake Square. The fair value of our ownership interest in the property approximated our carrying value as of the date of this joint venture transaction.

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP for a 30% limited partnership interest. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Woodlake Pointe, a shopping center located in Houston, Texas at the southeast intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Pointe to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. As of June 30, 2010, we held a 10% interest in Woodlake Pointe.

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

4. ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $730,000 and $976,000 during the six months ended June 30, 2010 and 2009, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $69,000 and $168,000 during the six months ended June 30, 2010 and 2009, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $159,000 and $193,000 during the six months ended June 30, 2010 and 2009, respectively. Such accretion is recorded as an increase to rental income. No new intangibles were recorded during 2010.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	June 30, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$16,915	$17,080
In-place leases – accumulated amortization	(10,740)	(10,165)
Above-market leases	1,983	1,983
Above-market leases – accumulated amortization	(1,772)	(1,704)
Acquired leases intangibles, net	$6,386	$7,194

Acquired lease intangible liabilities:
Below-market leases	$3,780	$3,840
Below-market leases – accumulated amortization	(2,207)	(2,108)
Acquired below-market lease intangibles, net	$1,573	$1,732

5. NOTES PAYABLE

Our outstanding debt at June 30, 2010 and December 31, 2009 consists of the following (in thousands):

	Held for Investment		Held for Sale
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Fixed-rate mortgage loans (1)	$157,405	$151,406	$—	$—
Variable-rate secured line of credit	17,279	19,529	—	—
Variable-rate secured loans	6,852	12,041	5,049	—
Total	$181,536	$182,976	$5,049	$—

(1) Included in fixed-rate mortgage loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to an interest rate swap agreement entered into with a third party.

In December 2009, we procured a $25.0 million secured credit facility (the “Facility”), the proceeds of which are to be used for the acquisition of properties and for working capital needs. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 5.00%, and we paid the lender a financing fee of approximately $163,000. The term of the Facility is one year, which can be extended for three one-year terms or which can be converted, at our option, to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing and continuing events of default at that time that we pay an extension fee. The Facility’s borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of June 30, 2010, we were in compliance with all covenants. As of June 30, 2010, the interest rate was 5.00%, we had $17.3 million outstanding and approximately $7.0 million available under the Facility, subject to the covenants above.

As of June 30, 2010, the weighted average interest rate on our fixed-rate debt is 5.92%, and the weighted average remaining life of such debt is 4.9 years. During the six months ended June 30, 2010, we procured $6.8 million of long-term financing secured by our MacArthur Pad Sites property located in Dallas, Texas. During the year ended December 31, 2009, we procured $7.0 million of long-term financing secured by five of our single-tenant properties located in The Woodlands, Texas. On July 16, 2010, we extinguished $5.0 million of debt on one of our single-tenant properties that we sold to a third party.

As of June 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

	Held for Investement				Held for Sale
Scheduled Payments by Year	Scheduled Principal Payments	Maturities		Total Payments	Scheduled Principal Payments	Maturities		Total Payments
2010	$807	17,279	(1)	18,086	$—	5,049	(2)	5,049
2011	1,892	19,866		21,758	—	—		—
2012	1,388	12,812		14,200	—	—		—
2013	1,120	22,216		23,336	—	—		—
2014	553	—		553	—	—		—
Thereafter	1,759	101,561		103,320	—	—		—
Unamortized debt premiums	283	—		283	—	—		—
Total	$7,802	$173,734		$181,536	$—	$5,049		$5,049

(1) Of this amount, $17,279 represents the outstanding balance on the Facility. The maturity date of the facility can be extended for three one-year terms or can be converted to a three year amortizing loan as described above.

(2) On July 16, 2010, we extinguished $5.0 million of debt on one of our single-tenant properties that we sold to a third party.

6. CONCENTRATIONS

As of June 30, 2010, Uptown Park in Houston, Texas accounted for approximately 21% and MacArthur Park accounted for 12% of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, 15 of our properties are located in the Houston metropolitan area. These Houston properties represent 67% of our base rental income for the six months ended June 30, 2010. Houston is Texas’ largest city and the fourth largest city in the United States.

The following are the base rents generated by our top tenants for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30		Six months ended June 30
Tenant	2010	2009	2010	2009
Kroger	$510	$529	$1,058	$1,058
IHOP Corporation	501	553	1,049	1,106
CVS	230	230	461	461
Walgreens	183	206	363	330
Landrys	126	126	251	251
Hard Rock Cafe	124	114	248	223
TGI Fridays	113	113	225	223
Champps Americana	106	106	211	211
Golden Corral	105	105	210	210
Paesanos	102	89	204	178
	$2,100	$2,171	$4,280	$4,251

The above base rents have been recorded in the accompanying consolidated statement of operations as rental income from operating leases or earned income from direct financing leases as appropriate (see Note 2).

7. DERIVATIVE INSTRUMENTS

In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, we entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was procured in conjunction with the 2008 refinancing of the MacArthur Park property. The fair value of the swap was a liability of $442,000 and $384,000 at June 30, 2010 and December 31, 2009, respectively, and is recorded in accounts payable and other liabilities on the accompanying consolidated balance sheet. The swap settles monthly with an amount paid to or received from our counterparty being recorded as an adjustment to interest expense. For the six months ended June 30, 2010 and 2009, we have paid $179,000 and $164,000, respectively, related to this swap which is included in interest expense in the accompanying consolidated statement of operations.

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

Common Stock - Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of June 30, 2010, there were 23,122,350 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

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

9. RELATED-PARTY TRANSACTIONS

See Note 3 regarding investments in real estate partnerships and other affiliates and Note 2 regarding notes receivable from affiliates.

We earn real estate fee income by providing property acquisition, leasing, property management, construction (discontinued) and construction management services to our real estate partnerships and joint ventures. We are the sole owners of the companies that serve as the general partner for the funds. Real estate fee income of $908,000 and $1.4 million was paid by the funds to the Company for the six months ended June 30, 2010 and 2009, respectively. Additionally, construction revenues (included in discontinued operations) of $0 and $857,000 were earned from the real estate partnerships during the six months ended June 30, 2010 and 2009, respectively. Construction management fee income of $170,000 and $244,000 were earned from the real estate partnerships during the six months ended June 30, 2010 and 2009, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the real estate partnerships and joint ventures. Asset management fees of $740,000 and $767,000 were paid by the funds to us during the six months ended June 30, 2010 and 2009, respectively. Additionally, during the six months ended June 30, 2010 and 2009, we were reimbursed by the real estate partnerships $504,000 and $724,000, respectively, for administrative costs incurred on behalf of those funds.

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

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

There were no acquisitions or dispositions in the six months ended June 30, 2010 and 2009.

11. COMMITMENTS AND CONTINGENCIES

In April 2010, we signed a new lease agreement for our office facilities which expires on October 31, 2012. In addition, we lease various office equipment for daily activities. Rental expense for the six months ended June 30, 2010 and 2009 was $170,000 and $179,000, respectively.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

12. SUBSEQUENT EVENTS

In July 2010, we sold two of our non-core single tenant assets that were classified as held for sale as of June 30, 2010. These properties generated net proceeds of $2.1 million and a gain of $1.2 million.

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. With the exception of the events listed above, we did not have any material subsequent events that impacted our consolidated financial statements during this period.

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

Segment results for the six ended June 30, 2010 and 2009 are as follows:

For the three months ended June 30, 2010 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	7,658	138	—	$7,796
Real estate fee income - related party	—	485	—	485
Construction management fee income - related party	—	93	—	93
Asset management fee income - related party	—	—	370	370
Total revenue	7,658	716	370	8,744

General and administrative	493	972	40	1,505
Property expense	1,948	11	—	1,959
Legal and professional	196	(51)	—	145
Depreciation and amortization	1,640	22	—	1,662
Total expenses	4,277	954	40	5,271

Interest expense	(2,694)	—	—	(2,694)
Other income/ (expense)	168	36	(373)	(169)

Income (loss) from continuing operations	$855	$(202)	$(43)	$610

For the three months ended June 30, 2009 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	7,684	127	—	$7,811
Real estate fee income - related party	—	621	—	621
Construction management fee income - related party	—	206	—	206
Asset management fee income - related party	—	—	383	383
Total revenue	7,684	954	383	9,021

General and administrative	(142)	874	48	780
Property expense	1,930	2	—	1,932
Legal and professional	355	13	4	372
Depreciation and amortization	1,878	21	—	1,899
Total expenses	4,021	910	52	4,983

Interest expense	(2,546)	—	—	(2,546)
Other income/ (expense)	158	(102)	(201)	(145)

Income (loss) from continuing operations	$1,275	$(58)	$130	$1,347

For the six months ended June 30, 2010 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	15,173	263	—	$15,436
Real estate fee income - related party	—	908	—	908
Construction management fee income - related party	—	170	—	170
Asset management fee income - related party	—	—	740	740
Total revenue	15,173	1,341	740	17,254

General and administrative	912	1,808	72	2,792
Property expense	3,640	14	—	3,654
Legal and professional	440	(41)	2	401
Real estate commissions	1	—	—	1
Depreciation and amortization	3,333	45	—	3,378
Total expenses	8,326	1,826	74	10,226

Interest expense	(5,357)	—	—	(5,357)
Other income/ (expense)	315	130	(862)	(417)

Income (loss) from continuing operations	$1,805	$(355)	$(196)	$1,254

For the six months ended June 30, 2009 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	15,505	256	—	$15,761
Lease termination fee income	1,065	—	—	1,065
Real estate fee income - related party	—	1,398	—	1,398
Construction management fee income - related party	—	244	—	244
Asset management fee income - related party	—	—	767	767
Total revenue	16,570	1,898	767	19,235

General and administrative	750	2,634	79	3,463
Property expense	4,033	9	—	4,042
Legal and professional	541	539	19	1,099
Real estate commissions	1	—	—	1
Depreciation and amortization	3,706	43	—	3,749
Total expenses	9,031	3,225	98	12,354

Interest expense	(5,084)	—	—	(5,084)
Other income/ (expense)	619	(14)	(355)	250

Income (loss) from continuing operations	$3,074	$(1,341)	$314	$2,047

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” and “the Company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

Certain information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, funds from operations and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this report, as well as our 2009 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and trends which might appear should not be taken as indicative of future operations.

EXECUTIVE OVERVIEW

We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. (“REITPlus”), a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”). REITPlus was structured as an externally managed and advised REIT, with a wholly-owned subsidiary of AmREIT providing investment advisory and property and corporate management services.

During 2007, AmREIT initiated a strategic plan referred to as “Vision 2010”. Vision 2010 was designed to create a more conforming business platform that would reduce the earnings volatility of AmREIT’s business model and that would also simplify its capital structure, with the ultimate goal of growing its portfolio of properties and providing liquidity for investors. Vision 2010 included the following three phases:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by certain of AmREIT’s transactional operating subsidiaries. In connection with Phase I, AmREIT simplified its operating platform and reduced its transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, it terminated the best efforts equity offering of REITPlus. Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but also reduced AmREIT’s annual overhead and general and administrative expenses.

•

Phase II consisted of changes which were designed to simplify AmREIT’s equity capital structure. In December 2008, AmREIT voluntarily de-listed its Class A common shares of beneficial interest from trading on the NYSE Alternext Exchange. Then, at separate special meetings held on November 24, 2009, both AmREIT and REITPlus shareholders approved the merger of AmREIT with and into REITPlus (the “Merger”), resulting in a combined, conforming entity with a single class of common stock, which was renamed AmREIT, Inc. We believe that this simplified capital structure will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares.

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for stockholders as the United States begins to exit the current recession and into recovery. This growth objective is the sole focus of management’s “Vision 2012”.

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

AmREIT, Inc. owns, operates and creates value on Irreplaceable CornersTM in Texas, which is home to three of the top six major growth markets throughout the United States and which has the 12th largest economy in the world based on GDP (ahead of Mexico, Russia and India). For over 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets, including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion today. We have elected to be taxed as a REIT for federal income tax purposes. AmREIT, Inc. is headquartered in Houston, Texas, and has an office in Dallas, Texas.

Our Structure

Our structure consists of three segments that are comprised of an institutional grade portfolio of Irreplaceable Corners™ and our advisory business, both of which are supported by our real estate development and operating group. For our results of operations by segment, see the accompanying Notes to Consolidated Financial Statements.

Portfolio of Today’s Irreplaceable Corners™

Our core portfolio consists primarily of Irreplaceable Corners™. These are corner properties, primarily located in the top Texas markets with the following characteristics:

•	Located on a corner in major metropolitan area;

•	High barriers to entry;

•	Strong demographic purchasing power (i.e., target average household income in a 1-mile radius of $100,000);

•	High daytime and evening population (i.e., average of target 100,000 people in a 3-mile radius);

•	High count of cars per day;

•	Strong demand for retail space; and

•	Distinctive qualities.

As of June 30, 2010, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused on the cities of Houston, Dallas and San Antonio, each of which represent three of the top six population and job growth markets in the United States. As owners and operators of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of June 30 2010, our operating properties were leased at 91.8% occupancy based on leasable square footage as compared to 91.0% as of December 31, 2009.

Advisory Business

For 26 years, we have created financial solutions for our investors by offering real estate investment opportunities as a stable and dependable source of income and portfolio growth. We have successfully formed, invested in and advised 17 private and public investment vehicles over the past two and a half decades that have led to the acquisition, development and redevelopment of properties throughout the United States. Our advisory business invests in and advises various real estate partnerships and joint ventures that own, develop and manage retail and mixed-use properties located within fast growing markets. We create value for our clients and investors through our expertise in the development, redevelopment and daily operation of these properties.

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

Real Estate Development and Operating Group

Our real estate operating and development business is comprised of a fully integrated real estate team that works directly with landlords, builders and developers. This team is primarily focused on managing, leasing and creating value for our owned and managed portfolio of Irreplaceable CornersTM and gives us a competitive edge on pricing and development opportunities. Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our advisory business.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our common stockholders in the form of dividends. As a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses, debt service requirements, recurring expenditures to maintain our properties, non-recurring expenditures (such as tenant improvements and other tenant lease costs) and dividends to our stockholders. We anticipate that cash on hand and cash flows from operating activities will be sufficient to meet these short-term needs. During the six months ended June 30, 2010 and 2009, we generated cash provided by operating activities of $3.7 million and $7.4 million, respectively. The primary driver of the reduction in operating cash flows was the timing of our property tax payments. We paid our 2009 property taxes during the first quarter of 2010, but paid no property taxes during the similar period in 2009 as we made payment on our 2008 property taxes during December 2008.

We have a $25.0 million secured credit facility (the “Facility”), the proceeds of which are to be used for the acquisition of properties and for working capital needs. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 5.00%. The term of the Facility is one year, can be extended for three one-year terms or can be converted, at our option, into a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing and continuing events of default at the time of conversion. The Facility’s borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of June 30, 2010, we were in compliance with all covenants. As of June 30, 2010 the interest rate was 5.00%, and we had $17.3 million outstanding under the Facility. We had an approximate borrowing base availability of $7.0 million under the Facility, subject to the covenants above. Amounts outstanding under the Facility are retired as needed with proceeds from long-term mortgages, cash generated from disposition of properties and cash flow generated by our operating properties. During the second quarter of 2010, we retired approximately $6.8 million under the Facility, using the proceeds from the placement of a long-term mortgage on one of our unencumbered properties. Taking into consideration this mortgage and other forecasted financing activities, including the potential restructuring and refinancing of certain long-term mortgage debt, we expect to have availability of approximately $8.0 million under the Facility at year end 2010.

Our long-term capital requirements consist primarily of maturities under our long-term mortgages and potential acquisitions. The primary sources of capital for funding any debt maturities and acquisitions are our Facility, proceeds from both secured and unsecured mortgages, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures.

We intend to continue managing our debt prudently and conservatively so as to maintain a conservative capital structure. As of June 30, 2010, our ratio of debt to assets (un-depreciated book value) is 54%, and approximately 84% of our debt is fixed, long-term mortgage financing. Of the $22.3 million in debt obligations maturing in 2010, $17.3 million represents borrowings made under the Facility which, as discussed above, can be extended for three one-year terms or can be converted, at our option, to a three-year loan (20-year amortization), provided that there are no existing and continuing events of default at the time of conversion. The remaining $5.0 million in maturing debt obligations represents a secured loan on a property leased to Walgreens in San Antonio, Texas that was scheduled to mature in September 2010. On July 16, 2010, we extinguished this loan in connection with the sale of the property.

We routinely review our liquidity requirements, and, provided that we are able to extend or convert our Facility when it matures, we believe that our current cash flows from operations, coupled with our Facility, are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. As of June 30, 2010 and December 31, 2009, our cash and cash equivalents totaled $576,000 and $1.1 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, are as follows (in thousands):

	2010	2009
Operating activities	$3,744	$7,437
Investing activities	$(1,904)	$(794)
Financing activities	$(2,331)	$(7,957)

Until we acquire additional properties, any excess cash will be invested in short-term investments or overnight funds. This investment strategy provides us with the liquidity to acquire properties at such time as those suitable for acquisition are sourced.

Investing Activities

We acquired no real estate assets during the six months ended June 30, 2010. Capital expenditures for additions to the existing portfolio totaled $1.2 million and $1.0 million for the first six months of 2010 and 2009, respectively. Cash flows associated with loans to our real estate partnerships were a net outflow of $683,000 during the six months ended June 30, 2010 as compared to a net inflow of $157,000 during the six months ended June 30, 2009. As of June 30, 2010, we have notes receivable in the amount of $5.4 million due from our real estate partnerships. We made these loans to the partnerships for the purpose of acquiring and/or developing properties. These loans bear interest at LIBOR plus a spread of 3.5% and are due upon demand. Of the balances outstanding, $1.0 million is secured by the real estate partnerships’ ownership interest in unencumbered properties. We expect to receive payments on these notes receivable as the partnerships generate liquidity from property dispositions and from financings with third parties.

Financing Activities

Debt

During the six months ended June 30, 2010, we had approximately $3.6 million in net proceeds from notes payable. We drew down on our Facility in order to fund costs associated with the Merger, capital improvements on our real estate properties and for general working capital needs. (See further discussion above regarding the terms of our Facility that we use for the acquisition of properties and for our working capital needs.)

Equity

During the six months ended June 30, 2010, we declared dividends to our stockholders of $5.8 million as compared to $6.3 million in the six months ended June 30, 2009. Effective with the July 2010 dividend, we have reduced our annual dividend from $0.50 per share to $0.40 per share, and we have changed our historical practice of from paying dividends monthly to paying dividends quarterly in arrears. These changes will result in a more conforming and conservative dividend structure, including a lower payout ratio (ratio of dividends to funds from operations) and reduced general and administrative costs associated with making fewer dividend payments during the year. The dividends paid are as follows (in thousands):

		Post Merger		Pre Merger - AmREIT
		AmREIT, Inc.		Class A	Class C		Class D
2010	Second Quarter	$2,894		n/a	n/a		n/a
	First Quarter	$2,867		n/a	n/a		n/a

2009	Fourth Quarter	$964	*	$1,192	$4,383	**	$6,626	**
	Third Quarter	n/a		$660	$724		$1,782
	Second Quarter	n/a		$660	$724		$1,782
	First Quarter	n/a		$655	$724		$1,783

* The fourth quarter dividends include dividends for the months of November and December.

** The fourth quarter dividends include a $4.1 million premium (class C) and a $6.0 million premium (class D) associated with the share conversion of the Class C and D shares in relation to the Merger which was accounted for as an additional dividend in accordance with GAAP.

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, funds from operations and prospects. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient cash on hand to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until sufficient cash resources are available.

Off Balance Sheet Arrangements

As of June 30, 2010, none of our off balance sheet arrangements had or are reasonably likely to have a material effect on our liquidity or availability of, or requirement for, our capital resources. A letter of credit totaling $1.0 million was outstanding under the Facility at December 31, 2009. In April 2010, the $1.0 million letter of credit was released, and, as of June 30, 2010, we had no letters of credit outstanding.

We own interests in several unconsolidated real estate partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We have made loans to some of these affiliates as discussed above under “Investing Activities”.

Results of Operations
Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

Revenues
Total revenues decreased by $277,000, or 3%, for the three months ended June 30, 2010 as compared to the same period in 2009 ($8.7 million in 2010 versus $9.0 in 2009). This decrease was primarily attributable to decreases in related-party real estate fee income and related-party construction management fees.

Real estate fee income - related party decreased by $136,000, or 22%, for the three months ended June 30, 2010 as compared to the same period in 2009 ($485,000 in 2010 versus $621,000 in 2009). This decrease is primarily attributable to a decrease in development fees and leasing commissions earned on the properties that we manage within our affiliated real estate partnerships.

Construction management fee income - related party decreased by $113,000, or 55%, for the three months ended June 30, 2010 as compared to the same period in 2009 ($93,000 in 2010 versus $206,000 in 2009). This decrease is primarily attributable to a decrease in construction management fees earned a property within our affiliated real estate partnerships whose development was completed in the second quarter of 2009.

Expenses
Total operating expenses increased by $288,000, or 6%, for the three months ended June 30, 2010 as compared to the same period in 2009 ($5.3 million in 2010 versus $5.0 million in 2009). This increase was primarily attributable to an increase in general and administrative expenses offset by decreases in legal and professional expense and depreciation and amortization.

General and administrative expense increased by $725,000, or 93%, for the three months ended June 30, 2010 as compared to the same period in 2009 ($1.5 million in 2010 versus $780,000 in 2009). The increase was primarily due to the timing of accruing our incentive compensation in order to match the earnings for the period with the related compensation expense.

Legal and professional fee expense decreased by $227,000, or 61%, for the three months ended June 30, 2010 as compared to the same period in 2009 ($145,000 in 2010 versus $372,000 in 2009). This decrease is mainly attributable to legal costs incurred in 2009 associated with a matter which was resolved in 2010 to the mutual satisfaction of us and the other party to the litigation.

Depreciation and amortization expense decreased by $237,000, or 12%, for the three months ended June 30, 2010 as compared to the same period in 2009 ($1.7 million in 2010 versus $1.9 million in 2009). The decrease is primarily attributable to a limited number of tenants that terminated their leases in late 2009.

Other Income (expense)

Interest expense increased by $148,000, or 6%, for the three months ended June 30, 2010 as compared to the same period in 2009 ($2.7 million in 2010 versus $2.5 million in 2009). This increase is due to a higher weighted average debt balance outstanding during the period, primarily attributable to the financing of a portfolio of properties in December 2009, and due to an increase in our interest cost on our Facility, which we refinanced in December 2009.

Loss from merchant development funds increased by $218,000, or 122%, for the three months ended June 30, 2010 (loss of $397,000 in 2010 versus a loss of $179,000 in 2009). The increase is primarily attributable to increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property. We have reassessed and shortened the estimated useful lives of various buildings consistent with our current redevelopment plan.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

Revenues
Total revenues decreased by $2.0 million, or 10%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($17.3 million in 2010 versus $19.2 million in 2009). This decrease was primarily attributable to decreases in rental income, lease termination fee income and related party real estate fee income.

Rental income from operating leases decreased by $268,000, or 2%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($14.5 million in 2010 versus $14.8 million in 2009). This decrease is attributable to a reduction of rental revenues associated with expense reimbursements resulting from a favorable property tax appeal relating to one of our properties. This reduction was offset by a corresponding reduction in property expense during 2010.

Lease termination fee income from operating leases decreased by $1.1 million, or 100%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($0 in 2010 versus $1.1 million in 2009). This decrease is primarily attributable to a national tenant declaring bankruptcy in 2009 and subsequently defaulting upon its ground lease with us. Upon default, ownership of the building transferred from the tenant to us as the land owner. Lease termination income for the 2009 period represents the fair value of the building.

Real estate fee income - related party decreased by $490,000, or 35%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($908,000 in 2010 versus $1.4 million in 2009). This decrease is primarily attributable to a decrease in development fees and leasing commissions earned on the properties that we manage within our affiliated real estate partnerships.

Expenses
Total operating expenses decreased by $2.1 million, or 17%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($10.2 million in 2010 versus $12.4 million in 2009). This decrease was primarily attributable to decreases in general and administrative expenses, property expense, legal and professional expense and depreciation and amortization expense.

General and administrative expense decreased by $671,000, or 19%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($2.8 million in 2010 versus $3.5 million in 2009). The decrease was primarily due to the timing of accruing our 2009 incentive compensation in order to match the earnings for the period with the related compensation expense. Our 2010 incentive compensation accrual was lower for the six months ended June 30 than the 2009 period as a result of lower earnings for the period.

Property expense decreased by $388,000, or 10%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($3.7 million in 2010 versus $4.0 million in 2009). The decrease is primarily attributable to a lower amount of bad debt reserves recorded on our tenant receivables and a decrease in property taxes.

Legal and professional fee expense decreased by $698,000, or 64%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($401,000 in 2010 versus $1.1 million in 2009). This decrease is mainly attributable to legal costs incurred in 2009 associated with a matter which was resolved in February 2010 to the mutual satisfaction of us and the other party to the litigation.

Depreciation and amortization expense decreased by $371,000, or 10%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($3.4 million in 2010 versus $3.7 million in 2009). The decrease is primarily attributable to accelerated depreciation resulting from a few tenants that terminated their leases in late 2009.

Other Income (expense)

Interest expense increased by $273,000, or 5%, for the six months ended June 30, 2010 as compared to the same period in 2009 ($5.4 million in 2010 versus $5.1 million in 2009). This increase is due to a higher weighted average debt balance outstanding during the period, primarily attributable to the financing of a portfolio of properties in December 2009, and due to an increase in our interest cost on our Facility, which we refinanced in December 2009.

Loss from merchant development funds increased by $670,000, or 250%, for the six months ended June 30, 2010 (loss of $938,000 in 2010 versus a loss of $268,000 in 2009). The increase is primarily attributable to increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property. We have reassessed and shortened the estimated useful lives of various buildings consistent with our current redevelopment plan.

Income from discontinued operations decreased by $1.9 million, or 100%, for the six months ended June 30, 2010 ($84,000 in 2010 versus $2.0 million in 2009). The decrease is primarily attributed to the recognition of a $1.9 million deferred gain in the first quarter of 2009 (net of taxes) resulting from the 2008 sale of an undeveloped 0.9 acre property contiguous to Uptown Plaza in Dallas.

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

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income from continuing operations	$610	$1,347	$1,254	$2,047
Income from discontinued operations	40	18	84	1,937
Non-controlling interest	(13)	(49)	(24)	(102)

Plus depreciation of real estate assets - from operations	1,638	1,863	3,328	3,674
Plus depreciation of real estate assets - from discontinued operations	4	6	10	21

Adjustments for nonconsolidated affiliates	448	138	1,138	265
Less Class C and D distributions shareholder	—	(2,507)	—	(5,014)
Total Funds From Operations available to common stockholders	$2,727	$816	$5,790	$2,828

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2010. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our shares are no longer actively traded on an exchange. We do not currently have a public stock buyback program in place. However, our Board of Directors has authorized redemptions of up to $500,000 in cases where our stockholders initiate a redemption request due to financial hardship. As of June 30, 2010, we have redeemed approximately $115,000 of common stock in the aggregate for these cases.

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

AmREIT, Inc.

/s/ H. Kerr Taylor
Date: August 12, 2010	H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Chad C. Braun
Date: August 12, 2010	Chad C. Braun, Executive Vice President, Chief Financial Officer, Treasury and Secretary

Exhibit Index

Exhibit No.

3.1	Articles of Amendment and Restatement (included as Exhibit 3.1 Amendment No. 3 to REITPlus’s Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Amendment No. 1 to REITPlus’s Registration Statement on Form S-11, filed July 20, 2007, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).