Form 10-Q
period 2010-09-30
AmREIT, Inc.
filed 2010-11-15
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-53841

AmREIT, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-8857707
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000 Houston, Texas	77046
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 850-1400

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 15, 2010
AmREIT, Inc. Common Stock, $0.01 par value	23,122,350 shares

AmREIT, Inc.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2010

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(in thousands, except share data)

	September 30 2010,	December 31, 2009
ASSETS	(unaudited)
Real estate investments at cost:
Land	$125,168	$131,351
Buildings	138,904	142,575
Tenant improvements	10,726	9,883
	274,798	283,809
Less accumulated depreciation and amortization	(27,462)	(24,934)
	247,336	258,875

Net investment in direct financing leases	—	21,057
Acquired lease intangibles, net	6,028	7,194
Investment in advised funds and other affiliates	8,153	9,527
Net real estate investments	261,517	296,653

Cash and cash equivalents	4,103	1,067
Cash on deposit with qualified intermediary	12,804	—
Tenant receivables, net	2,884	3,697
Accounts receivable, net	1,877	2,014
Accounts receivable - related party, net	309	152
Notes receivable	4,135	4,043
Notes receivable - related party, net	4,596	4,669
Deferred costs, net	2,475	2,703
Other assets	5,288	5,334
TOTAL ASSETS	$299,988	$320,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$158,963	$182,976
Accounts payable and other liabilities	10,152	7,741
Acquired below market lease intangibles, net	1,502	1,732
Security deposits	710	705
TOTAL LIABILITIES	171,327	193,154

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,122,350 and 22,950,952 shares issued and outstanding, respectively	232	230
Capital in excess of par value	191,243	190,975
Accumulated distributions in excess of earnings	(62,382)	(63,908)
Accumulated other comprehensive loss	(432)	(384)
Cost of treasury stock, 55 and 0 shares, respectively	—	—
TOTAL STOCKHOLDERS’ EQUITY	128,661	126,913
Non-controlling interest	—	265
TOTAL EQUITY	128,661	127,178
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,988	$320,332

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income from operating leases	$7,607	$7,375	$21,995	$22,031
Lease termination income	—	—	—	1,065
Real estate fee income	15	—	15	—
Real estate fee income - related party	907	693	1,815	2,091
Construction management fee income - related party	97	116	267	360
Asset management fee income - related party	370	384	1,110	1,151
Total revenues	8,996	8,568	25,202	26,698

Expenses:
General and administrative	2,140	1,375	4,932	4,811
Property expense	2,723	1,897	6,373	5,964
Legal and professional	278	141	663	1,221
Real estate commissions	5	1	6	2
Depreciation and amortization	1,653	1,856	5,031	5,605
Impairment charge	3,487	—	3,487	—
Total expenses	10,286	5,270	20,492	17,603

Operating income (loss)	(1,290)	3,298	4,710	9,095

Other income (expense):
Interest and other income	86	98	365	371
Interest and other income - related party	89	73	195	140
Gain on debt extinguishment	5,374	—	5,374	—
Loss from advised funds and other affiliates	(133)	(106)	(1,071)	(374)
Income tax benefit (expense) for taxable REIT subsidiary	(289)	(78)	(144)	109
Interest expense	(2,419)	(2,287)	(7,256)	(6,828)

Income from continuing operations	1,418	998	2,173	2,513

Income from discontinued operations, net of taxes	1,467	264	2,050	836
Gain on sales of real estate acquired for resale, net of taxes	5,549	—	5,549	1,897
Income from discontinued operations	7,016	264	7,599	2,733

Net income including noncontrolling interest	8,434	1,262	9,772	5,246

Net income attributable to noncontrolling interest	(149)	(8)	(173)	(110)
Net income attributable to AmREIT stockholders	8,285	1,254	9,599	5,136

Distributions paid to Class C and D stockholders	—	(2,507)	—	(7,521)

Net income (loss) available to stockholders	$8,285	$(1,253)	$9,599	$(2,385)

Net income (loss) per share of common stock - basic and diluted
Income (loss) before discontinued operations	$0.05	$(0.28)	$0.09	$(0.96)
Income (loss) from discontinued operations	$0.30	$0.05	$0.33	$0.52
Net income (loss)	$0.35	$(0.23)	$0.42	$(0.44)

Weighted average shares of common stock used to
Compute net income (loss) per share, basic and diluted	23,122	5,319	23,098	5,304

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2010
(in thousands)
(unaudited)

	Amount of Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Cost of treasury stock	Noncontrolling Interest	Total
Balance at December 31, 2009	$230	$190,975	$(63,908)	$(384)	$—	$265	$127,178

Net income including noncontrolling interest	—	—	9,772	—	—	—	9,772
Net income attributable to noncontrolling interest	—	—	(173)	—	—	173	—
Change in fair value of hedge liability	—	—	—	(48)	—	—	(48)
Deferred compensation issuance of restricted shares	—	(1,669)	—	—	—	—	(1,669)
Issuance of shares of common stock	2	1,621	—	—	115	—	1,738
Amortization of deferred compensation	—	316	—	—	—	—	316
Repurchase of shares of common stock	—	—	—	—	(115)	—	(115)
Distributions	—	—	(8,073)	—	—	(438)	(8,511)

Balance at September 30, 2010	$232	$191,243	$(62,382)	$(432)	$—	$—	$128,661

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interest	$9,772	$5,246
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of real estate acquired for resale	886	1,500
Gain on sale of real estate acquired for resale	(5,549)	(2,875)
Gain on sale of real estate acquired for investment	(1,216)	—
Gain on debt extinguishment	(5,374)	—
Impairment charge	3,487	—
Bad debt expense	1,295	343
Lease termination income	—	(1,065)
Loss from advised funds and other affiliates	1,071	374
Cash receipts related to deferred related party fees	(170)	17
Depreciation and amortization	5,048	5,600
Amortization of above/below market rent	(142)	(40)
Amortization of loan premium and financing cost	332	312
Amortization of deferred compensation	316	374
Distributions from advised funds and other affiliates	11	2
Increase in tenant receivables	(354)	(247)
Decrease in accounts receivable	188	87
Decrease (increase) in accounts receivable - related party	(157)	583
Cash receipts from direct financing leases more than (less than) income recognized	237	(6)
Increase in other assets	(530)	(964)
Decrease (increase) in accounts payable and other liabilities	(1,009)	2,211
Decrease in accounts payable - related party	(2)	(285)
Decrease (increase) in security deposits	5	(30)
Net cash provided by operating activities	8,145	11,137

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(1,522)	(1,205)
Loans to affiliates	(1,977)	(1,252)
Payments from affiliates	1,550	1,531
Additions to furniture, fixtures and equipment	(38)	(8)
Investment in advised funds and other affiliates	(94)	—
Distributions from advised funds and other affiliates	555	106
Proceeds from sale of real estate acquired for resale	14,053	—
Cash deposited with a qualified intermediary	(12,804)	—
Proceeds from sale of investment property	4,608	—
Decrease in preacquisition costs	—	4
Net cash provided by (used in) investing activities	4,331	(824)

Cash flows from financing activities:
Proceeds from notes payable	20,600	8,094
Payments of notes payable	(21,103)	(9,340)
Payments for financing costs	(382)	(216)
Purchase of treasury stock	(22)	—
Issuance of shares of common stock	(22)	—
Retirement of shares of common stock	—	(277)
Common dividends paid	(8,073)	(9,498)
Distributions to noncontrolling interests	(438)	(99)
Net cash used in financing activities	(9,440)	(11,336)

Net increase (decrease) in cash and cash equivalents	3,036	(1,023)
Cash and cash equivalents, beginning of period	1,067	2,335
Cash and cash equivalents, end of period	$4,103	$1,312

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$7,812	$7,602
Income taxes	362	433

Supplemental schedule of noncash investing and financing activities

See Note 2 for further discussion of non-cash investing and financing activities associated with the recapitalization and merger, including the issuance of AmREIT, Inc. shares of common stock in exchange for AmREIT class A, class  C, and class D common shares of beneficial ownership.

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

During 2010, we sold 21 properties, all to third parties. These transactions generated proceeds of $19.5 million (after debt extinguishment), $12.8 million of which have been deposited with a qualified intermediary to be used for future property acquisition in accordance with section 1031 of the Internal Revenue Code of 1986, as amended (“the Code”). In conjuction with these dispositions, we extinguished $17.4 million of notes payable.

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

September 30, 2010

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

•

Phase II consisted of changes which were designed to simplify AmREIT’s equity capital structure. In December 2008, AmREIT voluntarily de-listed its Class A common shares of beneficial interest from trading on the NYSE Alternext Exchange. Then, at separate special meetings held on November 24, 2009, both AmREIT and REITPlus shareholders approved the merger of AmREIT with and into REITPlus (the “Merger”), resulting in a combined, conforming entity with a single class of common stock, which was renamed AmREIT, Inc.  .

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for stockholders as the United States begins to exit the current recession and transition into recovery.  This growth objective is the sole focus of management’s “Vision 2012”.

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

Our core portfolio consists primarily of Irreplaceable Corners™, which we define as corner properties in top U.S. growth markets with high barriers to entry, strong demographic purchasing power (i.e., target household income in a 1-mile radius of $100,000), high daytime and evening population (i.e., target average of 100,000 people in a 3-mile radius), high rate of cars per day, strong demand for retail space and distinctive qualities. Our advisory business invests in and advises various advised funds and joint ventures that own, develop and manage retail and mixed-use properties located within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

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

		($ in thousands)
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

The accompanying consolidated financial statements included in this Report for the three and nine months ended September 30, 2010 and 2009 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included, and such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms.  The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, possession or control occurs on the lease commencement date.  In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.  Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recorded within rental income from operating leases and is recognized in the period that the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are generally recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2010 and 2009, we recognized percentage rents of $177,000 and $105,000, respectively.  The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.  All properties for which we accounted for the building/improvements under the direct financing method were sold during the third quarter of 2010.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets and write off any assets or liabilities and the associated accumulated amortization. We did not recognize any lease termination fee income during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently defaulted upon their operating ground lease with us.  Upon default, ownership of the building transferred from the tenant to us as the ground lessor.  Accordingly, we recorded lease termination income in an amount equal to the fair value of the building.

We have investments in advised funds and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities.  We record our percentage interest in the earnings and losses of these entities in our accompanying consolidated statement of operations.

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

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost.  Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs.  Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress.  The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize as incurred costs associated with pending acquisitions of raw land.  Such costs are expensed if and when such land acquisition becomes no longer probable.  During the nine months ended September 30, 2010, we had no capitalized interest and taxes on properties under development. During the nine months ended September 30, 2009, we had $20,000 of capitalized interest and taxes on properties under development.

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

Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 20 years for building and site improvements and over the term of the lease for tenant specific improvements.  Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties.  As part of this re-evaluation, we first consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable to occur.

Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2010 and December 31, 2009, no properties were classified as real estate held for sale.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require that complex and subjective judgments be made by management.  Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

During the third quarter of 2010, we identified a negative trend in the market for single-tenant properties located in tertiary markets.  Accordingly, we performed an impairment analysis on all seven of our properties with these characteristics.  The analysis indicated for six of such properties that the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values as of September 30, 2010.  As a result, we recorded impairments in the aggregate amount of $3.5 million on these six single-tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair-value was based on market data for similar assets. Four of these assets are being actively marketed by a third-party broker; however, these assets did not meet the held for a sale criterion because we do not believe a sale is probable in the next twelve months.  These four assets have an aggregate estimated fair value of $3.1 million and were impaired by $2.6 million.  The remaining two assets have an aggregate estimated fair value of $2.3 million and were impaired by $865,000.  These assets are not currently being marketed and their estimated fair values were determined by management based on a discounted future cash flow model. No impairment charges were recognized for the nine months ended 2009.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. Following is a summary of activity within our allowance for uncollectible accounts ($ in thousands):

	Nine months ended September 30,
	2010	2009
Beginning of period	$1,026	$502
Additional reserves	1,091	619
Collections/reversals	(245)	(348)
Write-offs	(140)	(44)
Ending of period	$1,732	$729

Accounts receivable – Included in accounts receivable are various receivables that arise in the normal course of operating our business. During the nine months ended September 30, 2010, we reversed $51,000 of bad debt expense related to miscellaneous receivables that were collected during the period. During the nine months ended September 30, 2009, we recorded $84,000 in bad debt expense related to miscellaneous receivables. Additionally, included in accounts receivable as of September 30, 2010 is a $1.3 million receivable from the City of Pearland, Texas.  We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by one-third of the 1.5% sales tax that the City of Pearland collects from the shopping center. Bad debt expense and any related recoveries on general receivables are included in general and administrative expense.

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

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated advised funds related to their acquisition or development of properties.  These loans bear interest at LIBOR plus a spread and are due upon demand.  During the nine months ended September 30, 2010, we recorded a $500,000 reserve on the note receivable from AmREIT Income and Growth Fund, Ltd, one of our advised funds, which is in liquidation.

The following is a summary of the notes receivable due from related parties as of September 30, 2010 ($ in thousands).

	September 30, 2010			December 31, 2009
Related Party	Face Amount	Reserve	Carrying Amount	Face Amount	Reserve	Carrying Amount
AmREIT Income and Growth Fund, Ltd	$3,102	$(500)	$2,602	$2,919	$—	$2,919
AmREIT Monthly Income and Growth Fund III, Ltd	793	—	$793	1,376	—	$1,376
AmREIT Monthly Income and Growth Fund IV, L.P.	1,201	—	$1,201	229	—	$229
Casa Linda, LP	0	—	$0	145	—	$145
Total	$5,096	$(500)	$4,596	$4,669	$0	$4,669

DISCONTINUED OPERATIONS

During 2008, we exited the general contracting business and the independent broker-dealer fund-raising business.  These businesses have been reflected as discontinued operations in the accompanying consolidated statement of operations along with any operating properties that we have sold during the reporting periods or that were held for sale.  We ceased all of the general contracting operations during 2009. No properties were held for sale as of September 30, 2010 and December 31, 2009. During 2010, we sold 21 properties, including all of our IHOP properties as further discussed in Note 3 below. The following is a summary of our discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands, except for per share data):

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Rental revenue	$60	$124	$313	$348
Earned income from direct financing leases	336	566	1,405	1,677
Construction revenues	—	145	—	1,002
Interest and other income	3	—	3	—
Interest and other income - related party	4	—	8	—
Gain on sale of real estate acquired for resale	5,549	—	5,549	1,897
Gain on sale of real estate held for investment	1,216	—	1,216	—
Total revenues	7,168	835	8,494	4,924

Other general and administrative	(70)	3	(65)	14
Property expense	—	—	8	8
Construction costs	—	137	—	963
Legal and professional	5	68	30	110
Depreciation and amortization	—	6	10	27
Interest expense	178	353	845	1,031
Federal income tax expense	39	4	67	38
Total expenses	152	571	895	2,191
Income from discontinued operations	7,016	264	7,599	2,733
Basic and diluted income from discontinued operations per share	$0.30	$0.05	$0.33	$0.52

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization.  Deferred loan costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using the effective interest method. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term.  If a lease is terminated early or if a loan is repaid prior to maturity, the remaining costs will be disposed of. Accumulated amortization related to deferred loan costs as of September 30, 2010 and December 31, 2009 totaled $1.2 million and $1.3 million, respectively. Accumulated amortization related to leasing costs as of September 30, 2010 and December 31, 2009 totaled $1.1 million and $902,000, respectively.

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

Restricted Share Issuances - Deferred compensation includes grants of shares of restricted common stock to our directors and employees as a form of long-term compensation. The share grants vest over a period of three to seven years.  We determine the fair value of the restricted shares as the number of shares awarded multiplied by the fair value per share of our common stock on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.  The following table presents restricted share activity during the nine months ended September 30, 2010.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	278,192	$8.20
Granted	185,500	9.50
Vested	(21,095)	8.23
Forfeited	(11,422)	7.59
End of period	431,175	$8.78

The weighted-average grant date fair value of shares issued under our deferred compensation and long term incentive plan during the nine months ended September 30, 2010 was $9.50 per share. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $174,000 and $546,000, respectively.  Total compensation cost recognized related to restricted shares during the nine months ended September 30, 2010 and 2009 was $316,000 (net of $55,000 of forfeitures) and $374,000, respectively.  As of September 30, 2010, total unrecognized compensation cost related to restricted shares was $3.7 million, and the weighted average period of time over which we expect this cost to be recognized is 4.0 years.

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

Share Options - We are authorized to grant options for shares of our common stock as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding.  As of September 30, 2010 and December 31, 2009, no options have been granted.

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

Our real estate development and operating business, AmREIT Realty Investment Corporation and its subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction management, asset and property management services to our portfolio and advised funds as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our advised funds are treated as taxable REIT subsidiaries for federal income tax purposes.

State – In May 2006, the State of Texas adopted House Bill 3 which modified the state’s franchise tax structure and replaced the previous tax based on capital or earned surplus with a tax based on margin (often referred to as the “Texas Margin Tax”) effective beginning with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe that ASC 740 Income Taxes, applies to the Texas Margin Tax.  We have recorded a margin tax provision of $287,000 and $204,000 for the Texas Margin Tax for the nine months ended September 30, 2010 and 2009, respectively.

Deferred Tax Assets - To the extent that we are in a net deferred tax asset position at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our result of operations for the current and preceding years, and our expectation of future operations.  As of September 30, 2010, we have recorded a $1 million valuation allowance based against our gross deferred tax asset of $2.5 million on that assessment. We believe it is more likely than not that we will realize the remaining $1.5 million net deferred tax asset by generating sufficient taxable income from the acquisition and opportunistic sale of properties acquired with the intent to resell them in the near term or from fees earned for services provided to our advised funds, such as leasing, property management, construction management, development, acquisition and disposition fees.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) available to stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (as adjusted as appropriate) by the weighted average number of shares of common stock outstanding plus the weighted average number of any dilutive potential shares of common stock. Our basic and diluted earnings per share are equal in that our potential common shares are limited to the non-vested shares issued as part of our long term compensation program discussed above. We include these non-vested shares as part of our basic earnings per share calculation because the non-vested shareholders share in dividends on a one-for-one basis with our common shareholders and the dividends on the non-vested shares are non-forfeitable.

The following table presents information necessary to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, respectively, as indicated:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Net income (loss) available to stockholders*	$8,285	$(1,253)	$9,599	$(2,385)
Weighted average shares of common stock outstanding*	23,122	5,319	23,098	5,304
Basic and diluted income (loss) per share	$0.35	$(0.23)	$0.42	$(0.44)

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

Derivative Financial Instruments

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Notes Payable and Other Financial Instruments

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, notes receivable, note receivable – related party, accounts payable and other liabilities and notes payable. The carrying value of our consolidated financial instruments is representative of their respective fair values due to the short-term maturity of these instruments. The carrying value of the Company’s variable rate notes payable and the revolving line of credit approximate their carrying values. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates which are available for debt with similar terms and maturities. As a result, we have determined that our notes payable in their entirety are classified in Level 2 of the fair value hierarchy. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on our estimates, the fair value of our fixed rate notes payable was approximately $114 million and $133 million at September 30, 2010 and December 31, 2009, respectively.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$—	$432	$—
Fixed rate notes payable	—	114,396	—

Impairment of Long-lived Assets

Long-lived assets held and used are comprised primarily of real estate. During the nine months ended September 30, 2010 we established provisions for impairment of six of our non-core single tenant properties as discussed above. The following table presents our provisions and related valuation inputs within the fair value hierarchy utilized to measure the fair value of these properties as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Real Estate Investments	$—	$—	$3,487

NEW ACCOUNTING STANDARDS

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities in ASC 810 – Consolidation (formerly SFAS 167). The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of SFAS 167 did not have an effect on our results of operations or financial position.

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

We have restricted cash related to a pending 1031 exchange on our IHOP portfolio sale during the third quarter of 2010. Proceeds in the amount of $12.8 million are currently on deposit with a qualified intermediary, and we expect that cash will be invested in a replacement property in the first quarter of 2011, see further discussion at Note 3.

RECLASSIFICATIONS

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation used in the current year consolidated financial statement.

3.  INVESTMENTS IN ADVISED FUNDS

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

In September 2010, AAA sold its 17 IHOP properties to a third party for a gain of $4.9 million. This transaction generated proceeds of $14.1 million, of which $9.5 million has been deposited with a qualified intermediary to be used for future property acquisitions in accordance with section 1031 of the Internal Revenue Code of 1986, as amended (“the Code”).  The remaining proceeds have been distributed to the partners of AAA CTL Notes, Ltd.  We had previously assigned 50% of the residual economic interest in the general partner of AAA CTL Notes, Ltd. to certain of our key employees.  As a result of this sale and the performance of the AAA CTL Notes, Ltd. partnership since its inception, $3.0 million was distributed to these partners and is presented as a reduction of the gain on real estate acquired for resale in the accompanying consolidated financial statements.

Advised Funds

As of September 30, 2010, we owned, through wholly-owned subsidiaries, interests in five real estate limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These real estate partnerships were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these advised funds range from 2.1% to 3.0%.  See Note 9 regarding transactions we have entered into with our advised funds.

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

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) — AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV.  Our $800,000 investment represents a 1.6% limited partner interest in MIG IV.  Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to the MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

Advised funds – Financial Information

The following table sets forth certain financial information as of September 30, 2010 for the AIG, MIG, MIG II, MIG III and MIG IV advised funds:

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

Other Affiliates

We have investments in entities other than the advised funds that are accounted for under the equity method because we exercise significant influence over such entities. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

AmREIT Woodlake, L.P. - In 2007, we invested $3.4 million in AmREIT Woodlake LP, for a 30% limited partnership interest. AmREIT Woodlake, LP was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Square to MIG IV.  Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. In July 2010, we and our affiliated partners entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 1% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. AmREIT Woodlake, LP recorded an impairment on the transaction.  Our portion of such impairment was approximately $62,000 and has been recorded in loss from advised funds and other affiliates in our consolidated statements of operations.

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP for a 30% limited partnership interest. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Woodlake Pointe, a shopping center located in Houston, Texas at the southeast intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Pointe to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. As of September 30, 2010, we held a 10% interest in Woodlake Pointe.

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

4.  ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of intangibles at the property acquisition date.  Such intangibles include the value of acquired in-place leases and above and below market leases.  Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense.  The amortization expense related to in-place leases was approximately $1.1 million and $1.5 million during the nine months ended September 30, 2010 and 2009, respectively.  The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $88,000 and $248,000 during the nine months ended September 30, 2010 and 2009, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which typically range from one month to 20 years. Accretion of below-market leases was approximately $230,000 and $288,000 during the nine months ended September 30, 2010 and 2009, respectively.  Such accretion is recorded as an increase to rental income. No new intangibles were recorded during 2010.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	September 30, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$16,810	$17,080
In-place leases – accumulated amortization	(10,973)	(10,165)
Above-market leases	1,983	1,983
Above-market leases – accumulated amortization	(1,792)	(1,704)
Acquired leases intangibles, net	$6,028	$7,194

Acquired lease intangible liabilities:
Below-market leases	$3,773	$3,840
Below-market leases – accumulated amortization	(2,271)	(2,108)
Acquired below-market lease intangibles, net	$1,502	$1,732

5.  NOTES PAYABLE

Our outstanding debt at September 30, 2010 and December 31, 2009 consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Fixed-rate mortgage loans (1)	$124,753	$151,406
Variable-rate secured line of credit	16,700	19,529
Variable-rate secured loans	17,510	12,041
Total	$158,963	$182,976

(1) Included in fixed-rate mortgage loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to an interest rate swap agreement entered into with a third party.

In December 2009, we procured a $25.0 million secured credit facility (the “Facility”), the proceeds of which are to be used for the acquisition of properties and for working capital needs. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 5.00%, and we paid the lender a financing fee of approximately $163,000. The term of the Facility is one year expiring December 22, 2010, which can be extended for three one-year terms or which can be converted, at our option, to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing and continuing events of default at that time and that we pay an extension fee. The Facility’s borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of September 30, 2010, we were in compliance with all covenants. As of September 30, 2010, the interest rate was 5.00%, and we had $16.7 million outstanding and approximately $7.1 million available under the Facility, subject to the covenants above.

As of September 30, 2010, the weighted average interest rate on our fixed-rate debt is 5.74%, and the weighted average remaining life of such debt is 4.7 years. During the nine months ended September 30, 2010, we executed the following debt related transactions:

•	In June 2010, we procured $6.8 million of long-term financing secured by the pad sites on our MacArthur Park property located in Dallas, Texas.
•	In July 2010, we extinguished $5.0 million of debt on one of our single-tenant properties upon sale to a third party.
•	In September 2010, we extinguished $12.3 million of debt in connection with the sale of the IHOP portfolio
•

In September 2010, we extinguished the $19.9 million mortgage on our Uptown Plaza property located in Dallas, Texas for a discounted payoff of $14.4 million, including retained escrows.  The payoff and applicable fees were funded by a $10.7 million loan with a new lender secured by our Uptown Plaza Dallas property and a $3.7 million draw on our Facility.  The new loan has a 3-year term and bears interest at LIBOR plus a spread of 3.25% with a floor of 4.75%.  Interest is calculated using a 25-year amortization period.  As a result of this transaction, we derecognized the former mortgage liability in accordance with ASC 405, Extinguishment of Liabilities, as cash was paid to the former lender and we were legally released of the obligation. Accordingly, we recorded a gain on debt extinguishment of $5.4 million in accordance with ASC 470, Debt.

During the year ended December 31, 2009, we procured $7.0 million of long-term financing secured by five of our single-tenant properties located in The Woodlands, Texas.

As of September 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Maturities		Total Payments
2010	$255	16,700	(1)	16,955
2011	1,268	18,918		20,186
2012	1,060	2,531		3,591
2013	1,120	32,926		34,046
2014	553	—		553
Thereafter	1,759	81,608		83,367
Unamortized debt premiums	265	—		265
Total	$6,280	$152,683		$158,963

(1) This amount represents the outstanding balance on the Facility. The maturity date of the Facility can be extended for three one-year terms or can be converted to a three year amortizing loan as described above.

6.  CONCENTRATIONS

As of September 30, 2010, Uptown Park in Houston, Texas, MacArthur Park in Dallas, Texas, and Plaza in the Park in Houston, Texas accounted for approximately 22%, 12% and 10%, respectively, of our consolidated total assets. Consistent with our strategy of investing in geographic areas that we know well, 15 of our properties are located in the Houston metropolitan area. These Houston properties represent 67% of our base rental income for the nine months ended September 30, 2010. Houston is Texas’ largest city and the fourth largest city in the United States.

The following are the base rents generated by our top tenants for the three and nine months ended September 30, 2010 and 2009 (in thousands):

		Three months ended September 30		Nine months ended September 30
Tenant		2010	2009	2010	2009
Kroger		$529	$529	$1,587	$1,587
IHOP Corporation	[1]	370	551	1,419	1,657
CVS		230	230	691	691
Walgreens	[2]	93	183	456	513
Landrys		125	126	377	377
Hard Rock Cafe		124	112	372	335
TGI Fridays		113	113	338	336
Champps Americana		106	106	317	317
Golden Corral		105	105	315	315
Paesanos		102	101	306	279
		$1,897	$2,156	$6,178	$6,407

[1] - In September 2010, we sold all 19 of our IHOP properties.
[2] - In July 2010, we sold a property on which Walgreens was the sole tenant. We expect future rents from Walgreens to be consistent with the three months ended September 30, 2010.

The above base rents have been recorded in the accompanying consolidated statement of operations as rental income from operating leases or earned income from direct financing leases as appropriate (see Note 2).

7.  DERIVATIVE INSTRUMENTS

In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time.  We do not use derivative financial instruments for trading or speculative purposes.  In December 2008, we entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was procured in conjunction with the 2008 refinancing of the MacArthur Park property. The fair value of the swap was a liability of $432,000 and $384,000 at September 30, 2010 and December 31, 2009, respectively, and is recorded in accounts payable and other liabilities on the accompanying consolidated balance sheet.  The swap settles monthly with the amount paid to or received from our counterparty being recorded as an adjustment to interest expense. For the nine months ended September 30, 2010 and 2009, we have paid $268,000 and $255,000, respectively, related to this swap which is included in interest expense in the accompanying consolidated statement of operations.

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

Common Stock - Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of September 30, 2010, there were 23,122,352 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

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

9.  RELATED-PARTY TRANSACTIONS

See Note 3 regarding investments in advised funds and other affiliates and Note 2 regarding notes receivable from affiliates.

We earn real estate fee income by providing property acquisition, leasing, property management, construction (discontinued) and construction management services to our advised funds and joint ventures.  We are the sole owners of the companies that serve as the general partner for the funds.  Real estate fee income of $1.8 million and $2.1 million was paid by the funds to the Company for the nine months ended September 30, 2010 and 2009, respectively.  Additionally, construction revenues (included in discontinued operations) of $0 and $1.0 million were earned from the advised funds during the nine months ended September 30, 2010 and 2009, respectively.  Construction management fee income of $267,000 and $360,000 were earned from the advised funds during the nine months ended September 30, 2010 and 2009, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the advised funds and joint ventures.  Asset management fees of $1.1 million and $1.2 million were paid by the funds to us during the nine months ended September 30, 2010 and 2009, respectively.  Additionally, during the nine months ended September 30, 2010 and 2009, we were reimbursed by the advised funds $779,000 and $929,000, respectively, for administrative costs incurred on behalf of those funds.

We maintain a 1% general partner interest in the investment funds that we sponsor.  The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been paid.  Once limited partner capital has been returned and the limited partner’s preferred return has been paid, the general partner thereafter shares in the available cash flow at various promoted levels (see Note 3).

10.  REAL ESTATE ACQUISITIONS AND DISPOSITIONS

In July 2010, the general partner of AmREIT Woodlake, L.P. entered into a joint venture agreement with a third party whereby the new partner acquired a 90% interest in the sole property owned by AmREIT Woodlake, L.P.  As a result of this transaction, we now hold a 1% interest in the property. See further discussion in Note 3 above.

During the third quarter of 2010, we sold 21 non-core, single tenant assets to third parties which generated net proceeds of $19.5 million and resulted in total gains of $6.8 million. In conjunction with the sales, we extinguished outstanding debt in the amount of $17.4 million that was secured by the properties. Of these net proceeds, $12.8 million have been deposited with a qualified intermediary to be used for the future acquisition of properties in accordance with section 1031 of the Internal Revenue Code of 1986, as amended.

There were no acquisitions during the nine months ended September 30, 2010.

11.  COMMITMENTS AND CONTINGENCIES

In April 2010, we signed a new lease agreement for our office facilities which expires on October 31, 2012. In addition, we lease various office equipment for daily activities. Rental expense for the nine months ended September 30, 2010 and 2009 was $247,000 and $263,000, respectively.

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 24 properties located in 4 states. Expenses for this segment include depreciation, interest, noncontrolling interest, legal costs directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our Irreplaceable Corner portfolio and advised funds as well as to third parties. Our asset advisory group consists of active management of five advised funds which were formed to develop, own, manage and add value to properties with an average holding period of two to four years. We invest in these funds as both the general partner and as a limited partner (see Note 3). We, as the general partner, manage the funds and, in return, receive management fees as well as potential profit participation.

Segment results for the nine months ended September 30, 2010 and 2009 are as follows:

For the three months ended September 30, 2010 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	7,471	136	—	$7,607
Real estate fee income - related party	20	902	—	922
Construction management fee income - related party	—	97	—	97
Asset management fee income - related party	—	—	370	370
Total revenue	7,491	1,135	370	8,996

General and administrative	1,017	1,092	31	2,140
Property expense	2,712	11	—	2,723
Legal and professional	261	12	5	278
Real estate commissions	—	5	—	5
Depreciation and amortization	1,630	23	—	1,653
Impairment Charge	864	2,623	—	3,487
Total expenses	6,484	3,766	36	10,286

Interest expense	(2,419)	—	—	(2,419)
Other income/ (expense)	4,499	927	(299)	5,127

Income (loss) from continuing operations	$3,087	$(1,704)	$35	$1,418

For the three months ended September 30, 2009 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	7,225	150	—	$7,375
Real estate fee income - related party	—	693	—	693
Construction management fee income - related party	—	116	—	116
Asset management fee income - related party	—	—	384	384
Total revenue	7,225	959	384	8,568

General and administrative	357	991	27	1,375
Property expense	1,868	29	—	1,897
Legal and professional	136	5	—	141
Real estate commissions	—	1	—	1
Depreciation and amortization	1,832	24	—	1,856
Total expenses	4,193	1,050	27	5,270

Interest expense	(2,287)	—	—	(2,287)
Other income/ (expense)	124	33	(170)	(13)

Income (loss) from continuing operations	$869	$(58)	$187	$998

For the nine months ended September 30, 2010 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	21,596	399	—	$21,995
Real estate fee income - related party	10	1,820	—	1,830
Construction management fee income - related party	—	267	—	267
Asset management fee income - related party	—	—	1,110	1,110
Total revenue	21,606	2,486	1,110	25,202

General and administrative	1,928	2,899	105	4,932
Property expense	6,352	21	—	6,373
Legal and professional	686	(29)	6	663
Real estate commissions	1	5	—	6
Depreciation and amortization	4,964	67	—	5,031
Impairment Charge	864	2,623	—	3,487
Total expenses	14,795	5,586	111	20,492

Interest expense	(7,256)	—	—	(7,256)
Other income/ (expense)	4,824	1,057	(1,162)	4,719

Income (loss) from continuing operations	$4,379	$(2,043)	$(163)	$2,173

For the nine months ended September 30, 2009 (in thousands)	Portfolio	Real Estate Operations	Asset Advisory Group	Total
Rental income	21,625	406	—	$22,031
Lease termination fee income	1,065	—	—	1,065
Real estate fee income - related party	—	2,091	—	2,091
Construction management fee income - related party	—	360	—	360
Asset management fee income - related party	—	—	1,151	1,151
Total revenue	22,690	2,857	1,151	26,698

General and administrative	1,098	3,609	104	4,811
Property expense	5,921	43	—	5,964
Legal and professional	657	545	19	1,221
Real estate commissions	1	1	—	2
Depreciation and amortization	5,538	67	—	5,605
Total expenses	13,215	4,265	123	17,603

Interest expense	(6,828)	—	—	(6,828)
Other income/ (expense)	1,235	(465)	(524)	246

Income (loss) from continuing operations	$3,882	$(1,873)	$504	$2,513

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

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our 2009 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and trends which might appear should not be taken as indicative of future operations.

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

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for stockholders as the United States begins to exit the current recession and transition into recovery.  This growth objective is the sole focus of management’s “Vision 2012”.

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

AmREIT, Inc. owns, operates and creates value on Irreplaceable CornersTM in Texas, which is home to three of the top six major growth markets throughout the United States and which has the 12th largest economy in the world based on GDP (ahead of Mexico, Russia and India). For over 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets, including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion today. We have elected to be taxed as a REIT for federal income tax purposes. AmREIT, Inc. is headquartered in Houston, Texas and has an office in Dallas, Texas.

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

Portfolio of Today’s Irreplaceable Corners™

Our core portfolio consists primarily of Irreplaceable Corners™. These are corner properties, primarily located in the top Texas markets with the following characteristics:

•	Located on a corner in major metropolitan area;
•	High barriers to entry;
•	Strong demographic purchasing power (i.e., target average household income in a 1-mile radius of $100,000);
•	High daytime and evening population (i.e., average of target 100,000 people in a 3-mile radius);
•	High count of cars per day;
•	Strong demand for retail space; and
•	Desirability of layout and any other distinctive qualities such as advantageous lines of demarcation

As of September 30, 2010, we owned a real estate portfolio consisting of 24 properties located in 4 states.  Leased to national, regional and local tenants, our properties are primarily located throughout Texas.  We are currently focused on the cities of Houston, Dallas and San Antonio, each of which represent three of the top six population and job growth markets in the United States. As owners and operators of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties.  As of September 30, 2010, our operating properties were leased at 92.0% occupancy based on leasable square footage as compared to 91.0% as of December 31, 2009.

Advisory Business

For 26 years, we have created financial solutions for our investors by offering real estate investment opportunities as a stable and dependable source of income and portfolio growth. We have successfully formed, invested in and advised 17 private and public investment vehicles over the past two and a half decades that have led to the acquisition, development and redevelopment of properties throughout the United States. Our advisory business invests in and advises various advised funds and joint ventures that own, develop and manage retail and mixed-use properties located within fast growing markets. We create value for our clients and investors through our expertise in the development, redevelopment and daily operation of these properties.

Our advisory business invests in and actively manages five advised funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest in the limited partnerships that we manage as both the general partner and as a limited partner. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potential profit participation interests.  The funds are structured such that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return.

Real Estate Development and Operating Group

Our real estate operating and development business is comprised of a fully integrated real estate team that works directly with landlords, builders and developers. This team is primarily focused on managing, leasing and creating value for our owned and managed portfolio of Irreplaceable CornersTM and gives us a competitive edge on pricing and development opportunities.  Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the advised fund portfolios managed by our advisory business.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our common stockholders in the form of dividends. As a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses, debt service requirements, recurring expenditures to maintain our properties, non-recurring expenditures (such as tenant improvements and other tenant lease costs) and dividends to our stockholders.  We anticipate that cash on hand and cash flows from operating activities will be sufficient to meet these short-term needs. During the nine months ended September 30, 2010 and 2009, we generated cash provided by operating activities of $8.1 million and $11.1 million, respectively. The primary drivers of the decrease in operating cash flows was a decrease in the proceeds from gain on sale of real estate acquired for resale when compared to the prior period as well as a decrease in cash flow associated with the timing of our property tax payments. During the 2010 period, we sold one non-core, single tenant property which generated proceeds of $886,000 as compared to proceeds of $1.5 million during the 2009 period. With respect to property taxes, we paid our 2009 taxes during the first quarter of 2010, but paid no property taxes during the similar period in 2009 (2008 taxes were paid in December 2008).

We have a $25.0 million secured credit facility (the “Facility”), the proceeds of which are to be used for the acquisition of properties and for working capital needs. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 5.00%. The term of the Facility is one year expiring December 22, 2010, can be extended for three one-year terms or can be converted, at our option, into a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing and continuing events of default at the time of conversion. The Facility’s borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of September 30, 2010, we were in compliance with all covenants. As of September 30, 2010 the interest rate was 5.00%, and we had $16.7 million outstanding under the Facility.  We had an approximate borrowing base availability of $7.1 million under the Facility, subject to the covenants above. Amounts outstanding under the Facility are retired as needed with proceeds from long-term mortgages, cash generated from disposition of properties and cash flow generated by our operating properties.  During the second quarter of 2010, we retired approximately $6.8 million under the Facility, using the proceeds from the placement of a long-term mortgage on one of our unencumbered properties.  We expect to have availability of approximately $6.4 million under the Facility at year end 2010, based on our forecasted operating cash flows, debt service requirements, and capital expenditures during the balance of 2010.

Our long-term capital requirements consist primarily of maturities under our long-term mortgages and potential acquisitions.  The primary sources of capital for funding any debt maturities and acquisitions are our Facility, proceeds from both secured and unsecured mortgages, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures.

We intend to continue managing our debt prudently and conservatively so as to maintain a conservative capital structure.  As of September 30, 2010, approximately 79% of our debt is fixed, long-term mortgage financing.  The $16.7 million in debt obligations maturing in 2010 represents borrowings made under the Facility which, as discussed above, can be extended for three one-year terms or can be converted, at our option, to a three-year loan (20-year amortization), provided that there are no existing and continuing events of default at the time of conversion. The $18.9 million in 2011 debt maturities consists primarily of a $17.0 million loan on our MacArthur Park property, which includes two one-year extension options. We expect that we will be able to extend the note pursuant to these terms or refinance the note with another lender.

We routinely review our liquidity requirements, and, provided that we are able to extend or convert our Facility when it matures, we believe that our current cash flows from operations, coupled with our Facility, are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. As of September 30, 2010 and December 31, 2009, our cash and cash equivalents totaled $4.1 million and $1.1 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, are as follows (in thousands):

	2010	2009
Operating activities	$8,145	$11,137
Investing activities	$4,331	$(824)
Financing activities	$(9,440)	$(11,336)

Until we acquire additional properties, any excess cash will be invested in short-term investments or overnight funds.   This investment strategy provides us with the liquidity to acquire properties at such time as those suitable for acquisition are sourced.

Investing Activities

We acquired no real estate assets during the nine months ended September 30, 2010. During the 2010 period, we generated proceeds of $4.6 million on the sale of three single tenant real estate investment assets. We did not dispose of any investment properties during the prior period. Additionally during the 2010 period, we generated proceeds of $14.1 million on the sale of seventeen single tenant real estate properties acquired for resale. Of these proceeds, $12.8 million have been deposited with a qualified intermediary to be used for future property acquisition in accordance with section 1031 of the Internal Revenue Code of 1986, as amended. Capital expenditures for additions to the existing portfolio totaled $1.5 million and $1.2 million for the nine months of 2010 and 2009, respectively.  Cash flows associated with loans to our advised funds were a net outflow of $427,000 during the nine months ended September 30, 2010 as compared to a net inflow of $279,000 during the nine months ended September 30, 2009.  As of September 30, 2010, we have notes receivable in the amount of $4.6 million due from our advised funds (net of allowances). We made these loans to the partnerships for the purpose of acquiring and/or developing properties. These loans bear interest at LIBOR plus a spread of 3.5% and are due upon demand. Of the balances outstanding, $1.0 million is secured by the advised funds’ ownership interest in unencumbered properties. During the third quarter of 2010, we recorded a reserve of $500,000 related to a $3.1 million note receivable due from AmREIT Income and Growth Fund, Ltd. (“AIG”), one of our advised funds.  AIG is currently in liquidation, and we believe that it is likely that the proceeds from the sale of its properties will be insufficient to fully extinguish the obligations of the entity.  We expect to receive payments on the remainder of these notes receivable from our other advised funds as they generate liquidity from property dispositions and from financings with third parties.

Financing Activities

Debt

During the nine months ended September 30, 2010, we had approximately $503,000 in net payments on notes payable.

In September 2010, we extinguished the $19.9 million mortgage on our Uptown Plaza property located in Dallas, Texas for a discounted payoff of $14.4 million, including retained escrows.  The payoff and applicable fees were funded by a $10.7 million loan with a new lender secured by our Uptown Plaza property and a $3.7 million draw on our Facility.  The new loan has a 3-year term and bears interest at LIBOR plus a spread of 3.25% with a floor of 4.75%.  Interest is calculated using a 25-year amortization period.  As a result of this transaction, we derecognized the former mortgage liability in accordance with ASC 405, Extinguishment of Liabilities, as cash was paid to the former lender and we were legally released of the obligation. Accordingly, we recorded a gain on debt extinguishment of $5.4 million in accordance with ASC 470, Debt.

During 2010, we extinguished $17.4 million of debt in connection with the disposition of 21 single tenant, non-core real estate assets.

Equity

During the nine months ended September 30, 2010, we declared dividends to our stockholders of $8.1 million as compared to $9.5 million in the nine months ended September 30, 2009.  Effective with the July 2010 dividend, we reduced our annual dividend from $0.50 per share to $0.40 per share, and we changed our historical practice from paying dividends monthly to paying dividends quarterly in arrears. These changes resulted in a more conforming and conservative dividend structure, including a lower payout ratio (ratio of dividends to funds from operations) and reduced general and administrative costs associated with making fewer dividend payments during the year. The dividends paid are as follows (in thousands):

		Post Merger		Pre Merger - AmREIT
		AmREIT, Inc.		Class A	Class C		Class D
2010	Third Quarter	$2,312		n/a	n/a		n/a
	Second Quarter	$2,894		n/a	n/a		n/a
	First Quarter	$2,867		n/a	n/a		n/a

2009	Fourth Quarter	$964	*	$1,192	$4,383	**	$6,626	**
	Third Quarter	n/a		$660	$724		$1,782
	Second Quarter	n/a		$660	$724		$1,782
	First Quarter	n/a		$655	$724		$1,783

* The fourth quarter dividends include dividends for the months of November and December (as merger was completed in November 2009).

** The fourth quarter dividends include a $4.1 million premium (Class C) and a $6.0 million premium (Class D) associated with the share conversion of the Class C and D shares in relation to the Merger which was accounted for as an additional dividend in accordance with GAAP.

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence.  The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, funds from operations and prospects. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until sufficient cash resources are available.

Off Balance Sheet Arrangements

As of September 30, 2010, none of our off balance sheet arrangements had or are reasonably likely to have a material effect on our liquidity or availability of, or requirement for, our capital resources. We own interests in several unconsolidated advised funds which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.  We have made loans to some of these affiliates as discussed above under “Investing Activities”.

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Revenues

Total revenues increased by $428,000, or 5%, for the three months ended September 30, 2010 as compared to the same period in 2009 ($9.0 million in 2010 versus $8.6 in 2009). This increase was primarily attributable to increases in rental income and related-party real estate fee income.

Rental income increased by $232,000, or 3%, for the three months ended September 30, 2010 as compared to the same period in 2009 ($7.6 million in 2010 versus $7.4 million in 2009). This increase is primarily due to an increase in rental revenues associated with expense reimbursements resulting from favorable property tax refunds received during the 2009 period. This 2009 reduction was offset by a corresponding reduction in property expense during 2009.

Real estate fee income - related party increased by $214,000, or 31%, for the three months ended September 30, 2010 as compared to the same period in 2009 ($907,000 in 2010 versus $693,000 in 2009). This increase is primarily attributable to recognition of deferred fees resulting from the sale to a third party of 90% of our affiliated entities’ interest in the Woodlake Square property in July 2010.

Expenses

Total operating expenses increased by $5.0 million, or 95%, for the three months ended September 30, 2010 as compared to the same period in 2009 ($10.3 million in 2010 versus $5.3 million in 2009). This increase was primarily attributable to an increase in general and administrative expense, property expense, legal and professional expense and impairment charge offset by a decrease in and depreciation and amortization.

General and administrative expense increased by $765,000, or 56%, for the three months ended September 30, 2010 as compared to the same period in 2009 ($2.1 million in 2010 versus $1.4 million in 2009). The increase was primarily due to a $500,000 reserve recorded on our related party note receivable due from AIG as discussed above in Liquidity and Capital Resources. The increase is also due to the timing of accruing our incentive compensation in order to match the earnings for the period with the related compensation expense.

Property expense increased by $826,000, or 44%, for the three months ended September 30, 2010 as compared to the same period in 2009 ($2.7 million in 2010 versus $1.9 million in 2009). The increase was primarily attributable to a higher amount of bad debt reserves recorded on our tenant receivables.

Legal and professional fee expense increased by $137,000, or 97%, for the three months ended September 30, 2010 as compared to the same period in 2009 ($278,000 in 2010 versus $141,000 in 2009).  This increase was primarily due to increased compliance requirements associated with the Merger in November 2009.

Impairment charge of $3.5 million represents the amount by which the carrying value of six of our non-core, single-tenant properties exceeded their estimated fair value based on an impairment analysis performed on seven of these properties.  During the third quarter of 2010, we identified a negative trend in the market for single-tenant properties located in tertiary markets.  Accordingly, we performed an impairment analysis on all of our properties with these characteristics.  The analysis indicated for six of such properties that the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values as of September 30, 2010.  As a result, we recorded impairments in the aggregate amount of $3.5 million on these six single-tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair-value was based on market data for similar assets. Four of these assets are being actively marketed by a third-party broker; however, these assets did not meet the held for sale criterion because we do not believe a sale is probable in the next twelve months. These four assets have an aggregate estimated fair value of $3.1 million and were impaired by $2.6 million.  The remaining two assets have an aggregate estimated fair value of $2.3 million and were impaired by $865,000.  These assets are not currently being marketed and their estimated fair values were determined by management based on a discounted future cash flow model. No impairment charges were recognized for the three months ended 2009.

Depreciation and amortization expense decreased by $203,000, or 11%, for the three months ended September 30, 2010 as compared to the same period in 2009 ($1.7 million in 2010 versus $1.9 million in 2009).  The decrease is primarily attributable to a limited number of tenants that terminated their leases early in late 2009.

Other Income (expense)

Gain on debt extinguishment was $5.4 million for the three months ended September 30, 2010 and reflects the execution of a discounted payoff on our Uptown Plaza Dallas property mortgage during the third quarter of 2010.

Income from discontinued operations increased by $6.8 million, or 2558%, for the three months ended September 30, 2010 ($7.0 million in 2010 versus $264,000 in 2009). The increase is primarily attributable to our property disposition activity during 2010.  The sale of 21 non-core, single-tenant properties during the third quarter of 2010 is the primary driver of that activity and generated total gains of approximately $6.8 million.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Revenues

Total revenues decreased by $1.5 million, or 6%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($25.2 million in 2010 versus $26.7 million in 2009). This decrease was primarily attributable to decreases in lease termination fee income, related party real estate fee income and construction management fee income.

Lease termination fee income from operating leases decreased by $1.1 million, or 100%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($0 in 2010 versus $1.1 million in 2009).  This decrease is primarily attributable to a national tenant declaring bankruptcy in 2009 and subsequently defaulting upon its ground lease with us.  Upon default, ownership of the building transferred from the tenant to us as the land owner.  Lease termination income for the 2009 period represents the fair value of the building.

Real estate fee income - related party decreased by $276,000, or 13%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($1.8 million in 2010 versus $2.1 million in 2009). This decrease is primarily attributable to a decrease in development fees and leasing commissions earned on the properties that we manage within our affiliated advised funds.

Construction management fee income - related party decreased by $93,000, or 26%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($267,000 in 2010 versus $360,000 in 2009). This decrease is primarily attributable to a decrease in construction management fees earned from a property within our affiliated advised funds whose development was completed in the second quarter of 2009.

Expenses

Total operating expenses increased by $2.9 million, or 16%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($20.5 million in 2010 versus $17.6 million in 2009). This increase was primarily attributable to increases in property expense, and impairment charges, offset by decreases in legal and professional expense and depreciation and amortization expense.

Property expense increased by $409,000, or 7%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($6.4 million in 2010 versus $6.0 million in 2009).  The increase is primarily attributable to a higher amount of bad debt reserves recorded on our tenant receivables.

Impairment charge of $3.5 million represents the amount by which the carrying value of six of our non-core, single-tenant properties exceeded their estimated fair value based on an impairment analysis performed on seven of these properties.  During the third quarter of 2010, we identified a negative trend in the market for single-tenant properties located in tertiary markets.  Accordingly, we performed an impairment analysis on all of our properties with these characteristics.  The analysis indicated for six of such properties that the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values as of September 30, 2010.  As a result, we recorded impairments in the aggregate amount of $3.5 million on these six single-tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair-value was based on market data for similar assets. Four of these assets are being actively marketed by a third-party broker; however, these assets did not meet the held for sale criterion because we do not believe a sale is probable in the next twelve months.These four assets have an aggregate estimated fair value of $3.1 million and were impaired by $2.6 million.  The remaining two assets have an aggregate estimated fair value of $2.3 million and were impaired by $865,000.  These assets are not currently being marketed and their estimated fair values were determined by management based on a discounted future cash flow model. No impairment charges were recognized for the nine months ended 2009.

Legal and professional fee expense decreased by $558,000, or 46%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($663,000 in 2010 versus $1.2 million in 2009).  This decrease is mainly attributable to legal costs incurred in 2009 associated with a litigation matter which was resolved in February 2010 to the mutual satisfaction of us and the other party.

Depreciation and amortization expense decreased by $574,000, or 10%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($5.0 million in 2010 versus $5.6 million in 2009).  The decrease is primarily attributable to accelerated depreciation resulting from a few tenants that terminated their leases early in late 2009.

Other Income (expense)

Gain on debt extinguishment was $5.4 million for the nine months ended September 30, 2010 and reflects the execution of a discounted payoff on our Uptown Plaza Dallas property mortgage during the third quarter of 2010.

Loss from advised funds increased by $697,000, or 186%, for the nine months ended September 30, 2010 (loss of $1.1 million in 2010 versus a loss of $374,000 in 2009). The increase is primarily attributable to increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property.  We reassessed and shortened the estimated useful lives of various buildings consistent with our current redevelopment plan.

Interest expense increased by $428,000, or 6%, for the nine months ended September 30, 2010 as compared to the same period in 2009 ($7.3 million in 2010 versus $6.8 million in 2009). This increase is due to a higher weighted average debt balance outstanding during the period, primarily attributable to the financing of a portfolio of previously unencumbered properties in December 2009, and due to an increase in the interest cost on our Facility which we refinanced in December 2009.

Income from discontinued operations increased by $4.9 million, or 178%, for the nine months ended September 30, 2010 ($7.6 million in 2010 versus $2.7 million in 2009). The increase is primarily attributable to our property disposition activity during 2010.  The sale of 21 non-core, single-tenant properties during the third quarter of 2010 is the primary driver of that activity and generated total gains of approximately $6.8 million.

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

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income from continuing operations [1]	$1,418	$998	$2,173	$2,513
Income from discontinued operations [2]	7,016	264	7,599	2,733
Non-controlling interest	(149)	(8)	(173)	(110)

Plus depreciation of real estate assets - from operations	1,631	1,827	4,959	5,501
Plus depreciation of real estate assets - from discontinued operations	—	6	10	27

Adjustments for nonconsolidated affiliates [3]	165	132	1,303	396
Less gain on sale of real estate assets acquired for investment	(1,216)	—	(1,216)	—
Less Class C and D distributions shareholder	—	(2,507)	—	(7,521)
Total Funds From Operations available to common stockholders	$8,865	$712	$14,655	$3,539

[1] – Included in income from continuing operations for the three and nine months ended September 30, 2010, is a gain on debt extinguishment of $5.4 million and impairments on six of our single-tenant, non-core properties of $3.5 million.

[2] – Included in income from discontinued operations for the three and nine months ended September 30, 2010, is a gain on the sale of our real estate acquired for resale of $5.5 million, net of tax, and a gain on the sale of three assets held for investment of $1.2 million (see Note 10 to the consolidated financial statements). Included in income from discontinued operations for the three and nine months ended September 30, 2009, is a gain on the sale of a tract of land located adjacent to our Uptown Dallas property of $2.9 million ($1.9 million net of tax).

[3] – Included in adjustments for nonconsolidated affiliates for the nine months ended September 30, 2010 is $852,000 related to accelerated depreciation resulting from the redevelopment of the Woodlake Square property. We shortened the useful lives of certain buildings consistent with the redevelopment plan once that redevelopment became probable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our shares are no longer actively traded on an exchange. We do not currently have a public stock buyback program in place. However, our Board of Directors has authorized redemptions of up to $500,000 in cases where our stockholders initiate a redemption request due to financial hardship. As of September 30, 2010, we have redeemed approximately $115,000 of common stock in the aggregate for these cases.

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

AmREIT, Inc.

/s/ H. Kerr Taylor
Date: November 15, 2010	H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Chad C. Braun
Date: November 15, 2010	Chad C. Braun, Executive Vice President, Chief Financial Officer, Treasury and Secretary

Exhibit Index

Exhibit No.

3.1	Articles of Amendment and Restatement (included as Exhibit 3.1 Amendment No. 3 to REITPlus’s Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the AmREIT, Inc.’s Current Report on Form 8-k, filed on November 3, 2010, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).