Form 10-K
period 2010-12-31
AmREIT, Inc.
filed 2011-03-18
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: There is no established trading market for the registrant’s common stock.

On March 18, 2011, the registrant had 23,118,133 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.             Business

OUR BUSINESS

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that primarily owns, operates, acquires and selectively develops and redevelops high-quality grocery anchored lifestyle and neighborhood and community shopping centers in high-traffic, densely populated, affluent areas with high barriers to entry. We have elected to be taxed as a REIT for federal income tax purposes. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are typically anchored by national or regional supermarket chains, with the remaining tenant base being comprised predominantly of select national and local retailers. Over our 27-year history, we have acquired, owned and operated retail properties across 19 states.

Today, our portfolio is predominantly concentrated in the affluent high-growth submarkets of Houston, Dallas, San Antonio and Austin, which represent four of the top ten population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth, and large and diverse economies. The Texas economy is diverse, with employment spread broadly over sectors such as government services (including defense), professional and business services, education, healthcare and leisure and hospitality. As part of our ongoing investment strategy, we intend to acquire properties located in submarkets within other major U.S. cities outside of Texas that have market characteristics similar to our existing Texas markets. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

As of December 31, 2010, our portfolio consisted of 25 wholly-owned properties totaling approximately 1.0 million gross rentable square feet which was 92% leased with a weighted average remaining lease term of 6.4 years. In addition to our portfolio, we have an advisory services business which provides a full complement of real estate services to the properties within our portfolio as well as to eight real estate funds in which we have varying ownership interests in and manage on behalf of institutional and individual high-net-worth investors. We refer to these real estate funds as the advised funds. As of December 31, 2010, our advised funds held 21 properties with approximately 2.3 million gross rentable square feet which is 75% leased.

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

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for shareholders as the United States begins to exit the current recession and transition into recovery. This growth objective is the sole focus of management’s “Vision 2012.”

Following our strategic combination with our predecessor, AmREIT, all of the independent members of the boards of both AmREIT and REITPlus, as well as H. Kerr Taylor, who served as chairman and chief executive officer of both companies, now form our seven-member Board of Directors. After the merger, we are internally managed by the former management team of AmREIT. Accordingly, the following discussion describes the business of AmREIT, Inc. which is comprised of the combined businesses previously conducted by AmREIT and REITPlus. As further discussed in Note 2, for accounting purposes, the transaction was treated as an asset acquisition, with AmREIT being the accounting acquirer deemed to have acquired the net assets of REITPlus. As a result, the financial statements beginning on page F-3 reflect the historical position and results of operations of AmREIT prior to the merger and those of the combined company following the merger.

Our Portfolio

As of December 31, 2010, we owned and operated a real estate portfolio consisting of 25 wholly-owned properties totaling approximately 1.0 million gross rentable square feet which was 92% leased with a weighted average remaining lease term of 6.4 years. Leased to national, regional and local tenants, our shopping centers are primarily located throughout Texas and exhibit the characteristics we believe are associated with Irreplaceable Corners TM. As owners and operators of real estate, we focus on maintaining the value, aesthetics, tenant mix and safety of each of our properties. In addition, selecting properties with high quality tenants and mitigating risk by diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We continually monitor the sales trends and creditworthiness of our tenants.

We generally seek to invest in properties based on the presence of the following attributes:

•

Density of population – 100,000 people within a 3-mile radius and additional retail drivers such as favorable daytime employment population, tourism and regional draws, considering any lines of demarcation that may result in a trade area other than a concentric circle around the site;

•	Demographic purchasing power – average household incomes within a 1-mile radius of between $70,000 and $100,000, resulting in an affluent population with substantial disposable income;

•

Demand for retail space – submarkets and areas that are under- retailed, with limited nearby retail properties or land available for retail properties, providing for favorable retail per capita figures as compared to the national and metropolitan statistical area, or MSA, average; and

•	Desirability of physical layout – physical attributes that tenants and customers consider desirable including premium finishes that are well maintained and professionally managed.

We believe that our strategy of purchasing high quality retail properties in high-traffic, well-populated areas will produce stable earnings and opportunities for growth in future years. Our philosophy continues to be matching long-term leases with long-term debt structures while maintaining a conservative debt-to-gross assets ratio.

Our Advisory Services

In addition to our Portfolio, we have an advisory services business which provides a full complement of real estate services to the properties within our portfolio as well as to eight real estate funds in which we have varying ownership interests and which we manage on behalf of institutional and individual high-net-worth investors. We refer to these real estate funds as the advised funds.

Real Estate Operating and Development Service – Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly-owned properties as well as the properties within in our advised funds. By employing our own fully integrated real estate team we are able to provide all services to our properties in-house and maintain strong relationships with our tenants. Our real estate operating and development business is held under a taxable REIT subsidiary named AmREIT Realty Investment Corporation, or ARIC. ARIC contributes to our profitability by generating brokerage, leasing, construction management, development and property management fee income.

Advised Funds – Our advised funds business consists of our ownership interest in such funds as well as the management oversight services that we provide to them. As of December 31, 2010, we managed three joint ventures for our institutional partners J.P. Morgan Investment Management and AEW Capital and five retail real estate partnership funds for high net worth retail investors. These eight funds comprised 21 properties totaling approximately 2.3 million square feet of gross leasable area which was 75% leased. We invest in the advised funds that we manage as both the general partner and as a limited partner. Our asset management personnel assist in the creation of value on the properties owned by the advised funds by overseeing the real estate operating and development services provided to those properties on behalf of our institutional and retail investors. For over 27 years, we have managed retail properties for our investors by offering investment opportunities that provided a stable and dependable source of income and portfolio growth. We have successfully formed, invested in and managed 17 advised funds over the past two and a half decades that have led to the acquisition, development and redevelopment of retail properties throughout the United States. Through our advised funds, we are able to better match our capital with our property pipeline, and we are able to generate fee income from the real estate and asset management services that we provide to them. In our retail advised funds, the limited partners generally receive 99% of the available cash flow until they have received 100% of their original invested capital and a preferred return. Once this threshold has been met, the general partner begins sharing in the available cash flow.

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

Employees

As of December 31, 2010, we had a total of 45 employees comprised of 40 full-time employees, 2 part-time contract personnel and 3 full-time dedicated brokers.

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

Item 1A.          Risk Factors

Not applicable.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.             Properties

General

As of December 31, 2010, our portfolio consisted of 25 wholly owned properties totaling approximately 1.0 million gross rentable square feet, which was 92% leased with a weighted average remaining lease term of 6.4 years. The following table provides an overview of our current properties as of December 31, 2010:

Multi-tenant Shopping Centers	Year Built/Renovated	MSA	GLA	% Leased	Annualized Base Rent	Per sq foot Annualized Base Rent	Key Tenants
Uptown Park	2001	Houston, TX	169,112	100%	5,587,093	$33.37	Ann Taylor Loft, McCormick & Schmicks
MacArthur Park	2000	Dallas, TX	237,381	85%	3,605,332	$17.82	Kroger, Barnes & Noble, GAP
Plaza in the Park	1999/2009	Houston, TX	144,062	97%	2,680,178	$19.22	Kroger
Southbank - Riverwalk	1995	San Antonio, TX	46,673	100%	1,753,240	$37.56	Hard Rock Café
Cinco Ranch	2001	Houston, TX	97,297	100%	1,248,402	$12.83	Kroger
Uptown Plaza - Dallas	2006	Dallas, TX	33,840	96%	1,197,241	$37.02	Morton’s, Pei Wei
Uptown Plaza - Houston	2002	Houston, TX	28,000	94%	1,185,450	$44.90	Landry’s, CVS
Bakery Square	1996	Houston, TX	34,614	100%	872,332	$25.20	Walgreens, Boston Market
Courtyard on Post Oak	1994	Houston, TX	13,597	100%	545,368	$40.20	Verizon
Terrace Shops	2000	Houston, TX	16,395	91%	470,966	$31.45	Starbucks
Woodlands Plaza	1997/2003	Houston, TX	20,018	100%	437,918	$21.88	Federal Express
Sugarland Plaza	1998/2001	Houston, TX	16,750	100%	397,778	$23.75	Memorial Hermann
500 Lamar	1998	Austin, TX	12,795	100%	380,006	$29.70	Title 9 Sports
Multi-tenant Shopping Centers Total			870,534	95%	20,361,303	$24.69

Single Tenant (Ground Leases)			GLA	% Leased	Annualized Base Rent	Per sq foot Annualized Base Rent
Single Tenant (Ground Leases) Total			98,271	65%	1,202,499	$18.77

Single Tenant (Fee Simple)			GLA	% Leased	Annualized Base Rent	Per sq foot Annualized Base Rent
Single Tenant (Fee Simple) Total			51,270	100%	1,139,759	$22.23

Land - Our property sites, on which our leased buildings sit, range from approximately 34,000 to 1.0 million square feet, depending upon building size and local demographic factors. Our sites are in highly-populated, high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are multi-tenant shopping centers and freestanding single-tenant properties located at “Main and Main” locations throughout the United States. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Our multi-tenant shopping centers are generally 14,000 square feet and greater and single-tenant buildings range from approximately 2,000 to 66,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations.

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

Location of Properties

Today, our portfolio is predominantly concentrated in the affluent high-growth submarkets of Houston, Dallas, San Antonio and Austin, which represent four of the top ten population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth, and large and diverse economies. The Texas economy is diverse, with employment spread broadly over sectors such as government services (including defense), professional and business services, education, healthcare and leisure and hospitality. As part of our ongoing investment strategy, we intend to acquire properties located in submarkets within other major U.S. cities outside of Texas that have market characteristics similar to our existing Texas markets, including premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

We generally seek to invest in properties based on the presence of the following attributes:

•

Density of population – 100,000 people within a 3-mile radius and additional retail drivers such as favorable daytime employment population, tourism and regional draws, considering any lines of demarcation that may result in a trade area other than a concentric circle around the site;

•	Demographic purchasing power – average household incomes within a 1-mile radius of between $70,000 and $100,000, resulting in an affluent population with substantial disposable income;

•

Demand for retail space – submarkets and areas that are under- retailed, with limited nearby retail properties or land available for retail properties, providing for favorable retail per capita figures as compared to the national and metropolitan statistical area, or MSA, average; and

•	Desirability of physical layout – physical attributes that tenants and customers consider desirable including premium finishes that are well maintained and professionally managed.

Of our 25 properties, 19 are located in Texas, with 14 being located in the greater Houston metropolitan statistical area. These 14 properties represented 62.5% of our base rental income for the year ended December 31, 2010. Our portfolio of assets tends to be located in areas we know well, that meet the above criteria and where we can monitor them closely. Because of our proximity and deep knowledge of our markets, we believe we can deliver an extra degree of hands-on management to our real estate investments. We expect over the long term we can outperform absentee landlords in these markets and landlords in underperforming markets as it relates to population and job growth.

Because of our investments in the greater Houston area, and throughout Texas, the Houston and Texas economies have a significant impact on our business and on the viability of our properties. Accordingly, management believes that any downturn in the Houston, Dallas and San Antonio/Austin economies could adversely affect us; however, we believe that general retail and grocery anchored shopping centers that provide basic necessity-type items, which we primarily own, that are located in strong population and job growth markets with strong barriers to entry and strong demographics such as density and affluence of population, should be less sensitive to macroeconomic downturns.

The base rental income and income from direct financing leases generated by our properties during 2010 by state/city is as follows:

State/City	Rental Income	Rental Concentration
Texas - Houston	$19,504,906	62.5%
Texas - Dallas	$6,634,101	21.2%
Texas - San Antonio	$2,746,653	8.8%
Texas - other	$202,876	0.7%
Total Texas	29,088,536	93.2%
California	$83,784	0.3%
Colorado	$77,498	0.2%
Georgia	$161,963	0.5%
Illinois	$525,211	1.7%
Kansas	$131,923	0.4%
Louisianna	$154,127	0.5%
Maryland	$141,650	0.5%
Missouri	$81,196	0.3%
New Mexico	$57,992	0.2%
New York	$93,457	0.3%
Oregon	$131,033	0.4%
Tennessee	$223,339	0.7%
Utah	$122,509	0.4%
Virginia	$128,063	0.4%
Total	31,202,281	100.0%

During the year ended December 31, 2010, we sold 21 non-core, single-tenant properties in 13 states (see Note 13 to the Consolidated Financial Statements for further discussion). As of December 31, 2010, our properties are located in Texas, Georgia, Illinois and Maryland. The rental income figures above for states other than Texas, Georgia, Illinois and Maryland are not indicative of future earnings as we no longer own real estate in those states.

Grocery Anchored Shopping Centers

As of December 31, 2010, we owned 3 grocery anchored shopping centers representing approximately 479,000 square feet. Our grocery-anchored shopping centers comprise 34% of our annualized rental income from the properties owned as of December 31, 2010. These properties are designed for maximum retail visibility and ease of access and parking for the consumer. All of our grocery-anchored centers are anchored by Kroger and are supported by a mix of specialty national and regional tenants such as Barnes & Noble, GAP and Starbucks. They are leased in a manner that provides a complementary array of services to support the local retail consumer. These properties are located in the Houston and Dallas metropolitan areas and are located at intersections guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above the national average. We are dependent upon the financial viability of Kroger, and any downturn in Kroger’s operating results could negatively impact our operating results.

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

Neighborhood and Community Shopping Centers

As of December 31, 2010, we owned 13 shopping centers, including the grocery-anchored centers discussed above, representing approximately 871,000 leasable square feet. Our shopping center properties are primarily grocery-anchored and neighborhood, lifestyle and community centers, ranging from 13,000 to 237,000 square feet. The centers are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complementary array of services to support the local retail consumer. All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.

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

Our shopping center leases range from one to 60 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $8,000 to $1.0 million per year and typically allow for rental increases periodically through the life of the lease.

Single-tenant Properties

As of December 31, 2010, we owned 12 single-tenant properties, representing approximately 150,000 leasable square feet. Our single-tenant leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we will be responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.

Because most of our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit the Company’s recourse against the tenant and any guarantor in the event of a default. For this reason, these leases are designated by us as “Credit Tenant Leases”, because they are supported by the assets of the entire company, not just the individual store location.

The primary term of the single-tenant leases ranges from 5 to 30 years and generally provide for one or more, five-year renewal options. Annual rental income ranges from $94,000 to $327,000 per year.

Acquisition and Disposition Activity

During the third quarter of 2010, we sold 21 non-core, single tenant assets to third parties which generated net proceeds of $19.5 million and resulted in total gains of $6.6 million, net of taxes. In conjunction with the sales, we extinguished outstanding debt in the amount of $17.4 million that was secured by the properties.

In December of 2010, we acquired a multi-tenant retail center in Austin, Texas using a combination of cash on deposit with the qualified intermediary and the assumption of a $1.8 million mortgage. The property consists of 12,795 square feet located on the Northwest corner of the intersection of 5th Street and Lamar. The center consists of local boutique tenants with spaces ranging from 1,000 to 2,500 square feet and is 100% occupied as of December 31, 2010, with a weighted average remaining lease term of 4.9 years.

On February 25, 2011, we completed the acquisition of The Market @ Lake Houston, a 101,799 square foot grocery anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas. The property was built in 2001 and 2002 and is 100% leased and occupied. The anchor tenant is HEB Grocery and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for a combination of cash and the assumption of $15.7 million of mortgage debt. This debt matures on January 1, 2016 and is payable interest-only at a fixed rate of 5.75% per year. The cash component of the acquisition was funded using a portion of the restricted cash on deposit with the qualified intermediary. The property was owned by two of our advised funds.

Property Held for Sale

Discontinued operations include any properties sold during the period as well as the operations of properties that are held for sale as of the end of the period. The 2010 operating results reflect no properties held for sale as of December 31, 2010.

Item 3.             Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements. During 2009, the Company was involved in one litigation matter which was previously disclosed in the Company’s SEC filings. This litigation matter was settled to the mutual satisfaction of the Company and the other party to the litigation in February 2010.

Item 4.             (Removed and Reserved)

PART II

Item 5.             Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock.

Holders

As of March 18, 2011, there were 13,567 holders of record of the 23,118,133 shares of common stock outstanding on such date.

Dividends

In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We currently declare and pay dividends quarterly. For a description of restrictions regarding the payment of dividends, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

	REITPlus Stock (pre-merger)	AmREIT (pre-merger)			AmREIT, Inc. Stock (post-merger)
		Class A Shares	Class C Shares	Class D Shares
	Dividends	Distributions	Distributions	Distributions	Dividends
2008
First Quarter	—	$0.1242	$0.1750	$0.1625	—
Second Quarter	$0.0500	$0.1242	$0.1750	$0.1625	—
Third Quarter	$0.1089	$0.1242	$0.1750	$0.1625	—
Fourth Quarter	$0.1250	$0.1242	$0.1750	$0.1625	—

2009
First Quarter	$0.0750	$0.1242	$0.1750	$0.1625	—
Second Quarter	$0.0750	$0.1242	$0.1750	$0.1625	—
Third Quarter	—	$0.1242	$0.1750	$0.1625	—
Fourth Quarter	—	$0.0414	$0.0583	$0.0542	$0.0828

2010
First Quarter	—	—	—	—	$0.1242
Second Quarter	—	—	—	—	$0.1242
Third Quarter	—	—	—	—	$0.1000
Fourth Quarter	—	—	—	—	$0.1000

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

Item 6.             Selected Financial Data

The following table sets forth selected consolidated financial data with respect to AmREIT and should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” the Consolidated Financial Statements and accompanying Notes in beginning on page F-1 of the Annual Report (specifically Note 2 as it relates to accounting for the November 2009 merger between AmREIT and REITPlus) and the financial schedule included on page S-1 of this Annual Report.

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Balance sheet data (at end of period)
Real estate investments before accumulated depreciation and amortization	$279,314	$283,809	$316,189	$329,819	$312,405
Total assets	293,848	320,332	325,605	344,187	328,430
Notes payable	161,848	182,976	184,352	168,560	144,453
Notes payable held for sale	—	—	—	12,811	—
Shareholders’ equity	123,067	127,178	129,868	149,433	169,050

Other data
Funds from operations (1)	12,957	(5,546)	(1,357)	1,896	4,750

Operating Data
Revenues	33,703	35,359	38,095	36,619	36,421
Expenses	27,589	24,202	27,231	23,408	24,220
Other income and expenses	(7,296)	(8,373)	(9,046)	(7,353)	(5,163)
Income (loss) from discontinued operations	7,314	2,350	(2,006)	(607)	525
Net income (loss)	$6,132	$5,134	$(188)	$5,251	$7,563

Net income (loss) available to shareholders	$6,132	$(13,394)	$(10,201)	$(6,458)	$(3,879)

Net (loss) income per common share - basic and diluted Loss before discontinued operations	$(0.06)	$(2.32)	$(1.45)	$(0.92)	$(0.69)
Income (loss) from discontinued operations	0.32	0.34	(0.35)	(0.10)	0.08
Net income (loss)	$0.26	$(1.98)	$(1.80)	$(1.02)	$(0.61)

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

Following is a discussion of significant and/or unusual items impacting FFO for the years presented above:

- 2010 - includes a $5.4 million gain on debt extinguishment, a $5.4 million gain (net of tax) on the sale of real estate acquired for resale and $852,000 in adjustments for non-consolidated entities related to accelerated depreciation resulting from the redevelopment of our Woodlake Square property. Offsetting these gains is $3.5 million in impairments taken on six of our non-core, single-tenant properties, a $1.3 million impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property, a $500,000 impairment on a note receivable from one of our advised funds and debt prepayment penalties of $988,000 related to the early extinguishment of three property mortgages during the year.

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

- 2008 - FFO includes an impairment charge of $1.5 million related to four properties that represented non-core real estate assets, three of which have subsequently been disposed. FFO for the year ended December 31, 2008 also includes a restructuring charge of $2.5 million related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that primarily owns, operates, acquires and selectively develops and redevelops high-quality grocery anchored lifestyle and neighborhood and community shopping centers in high-traffic, densely populated, affluent areas with high barriers to entry. We have elected to be taxed as a REIT for federal income tax purposes. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are typically anchored by national or regional supermarket chains, with the remaining tenant base being comprised predominantly of select national and local retailers. Over our 27-year history, we have acquired, owned and operated retail properties across 19 states.

Today, our portfolio is predominantly concentrated in the affluent high-growth submarkets of Houston, Dallas, San Antonio and Austin, which represent four of the top ten population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth, and large and diverse economies. The Texas economy is diverse, with employment spread broadly over sectors such as government services (including defense), professional and business services, education, healthcare and leisure and hospitality. As part of our ongoing investment strategy, we intend to acquire properties located in submarkets within other major U.S. cities outside of Texas that have market characteristics similar to our existing Texas markets. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

Our Portfolio

As of December 31, 2010, we owned and operated a real estate portfolio consisting of 25 wholly-owned properties totaling approximately 1.0 million gross rentable square feet which was 92% leased with a weighted average remaining lease term of 6.4 years. Leased to national, regional and local tenants, our shopping centers are primarily located throughout Texas and exhibit the characteristics we believe are associated with Irreplaceable Corners TM. As owners and operators of real estate, we focus on maintaining the value, aesthetics, tenant mix and safety of each of our properties. In addition, selecting properties with high quality tenants and mitigating risk by diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We continually monitor the sales trends and creditworthiness of our tenants.

We generally seek to invest in properties based on the presence of the following attributes:

•

Density of population – 100,000 people within a 3-mile radius and additional retail drivers such as favorable daytime employment population, tourism and regional draws, considering any lines of demarcation that may result in a trade area other than a concentric circle around the site;

•	Demographic purchasing power – average household incomes within a 1-mile radius of between $70,000 and $100,000, resulting in an affluent population with substantial disposable income;

•

Demand for retail space – submarkets and areas that are under-retailed, with limited nearby retail properties or land available for retail properties, providing for favorable retail per capita figures as compared to the national and metropolitan statistical area, or MSA, average; and

•	Desirability of physical layout – physical attributes that tenants and customers consider desirable including premium finishes that are well maintained and professionally managed.

We believe that our strategy of purchasing high quality retail properties in high-traffic, well-populated areas will produce stable earnings and opportunities for growth in future years. Our philosophy continues to be matching long-term leases with long-term debt structures while maintaining a conservative debt-to-gross assets ratio.

During the third quarter of 2010, we sold 21 non-core, single tenant assets to third parties which generated net proceeds of $19.5 million and resulted in total gains of $6.6 million, net of taxes. In conjunction with the sales, we extinguished outstanding debt in the amount of $17.4 million that was secured by the properties. Of these net proceeds, $12.8 million were deposited with a qualified intermediary to be used for the future acquisition of properties in accordance with section 1031 of the Code. There were no real estate dispositions during 2009.

Our Advisory Services

In addition to our Portfolio, we have an advisory services business which provides a full complement of real estate services to the properties within our portfolio as well as to eight real estate funds in which we have varying ownership interests and which we manage on behalf of institutional and individual high-net-worth investors. We refer to these real estate funds as the advised funds.

Real Estate Operating and Development Service – Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly-owned properties as well as the properties within in our advised funds. By employing our own fully integrated real estate team we are able to provide all services to our properties in-house and maintain strong relationships with our tenants. Our real estate operating and development business is held under a taxable REIT subsidiary named AmREIT Realty Investment Corporation, or ARIC. ARIC contributes to our profitability by generating brokerage, leasing, construction management, development and property management fee income.

Advised Funds – Our advised funds business consists of our ownership interest in such funds as well as the management oversight services that we provide to them. As of December 31, 2010, we managed three joint ventures for our institutional partners J.P. Morgan Investment Management and AEW Capital and five retail real estate partnership funds for high net worth retail investors. These eight funds comprised 21 properties totaling approximately 2.3 million square feet of gross leasable area which was 75% leased. We invest in the advised funds that we manage as both the general partner and as a limited partner. Our asset management personnel assist in the creation of value on the properties owned by the advised funds by overseeing the real estate operating and development services provided to those properties on behalf of our institutional and retail investors. For over 27 years, we have managed retail properties for our investors by offering investment opportunities that provided a stable and dependable source of income and portfolio growth. We have successfully formed, invested in and managed 17 advised funds over the past two and a half decades that have led to the acquisition, development and redevelopment of retail properties throughout the United States. Through our advised funds, we are able to better match our capital with our property pipeline, and we are able to generate fee income from the real estate and asset management services that we provide to them. In our retail advised funds, the limited partners generally receive 99% of the available cash flow until they have received 100% of their original invested capital and a preferred return. Once this threshold has been met, the general partner begins sharing in the available cash flow.

Summary of Critical Accounting Policies

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, the regular evaluation of whether the value of a real estate asset has been impaired, the allowance for uncollectible accounts, derivative valuation accounting for real estate acquisitions and the valuation of deferred tax assets. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.

Revenue Recognition — We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured.

We have investments in advised funds and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statement of operations. We serve as the general partner of our advised funds and receive asset management fees for such service, which are calculated as a percentage of equity under management.

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

Real Estate Valuation — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We expense as incurred costs associated with pending acquisitions of real estate. When we classify a property as held for sale, we record the property at the lower of its cost or its market value in accordance with Generally Accepted Accounting Principles (“GAAP”).

Impairment of Long Lived Assets — We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

Valuation of Receivables — An allowance for the uncollectible portion of tenant receivables, accounts receivable, notes receivable and notes receivable from related parties is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees, collateral values and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables. An allowance for the uncollectible portion of notes receivable and notes receivable – related party is based on the fair value of the underlying collateral.

Consolidation — The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. All significant inter-company accounts and transactions have been eliminated through consolidation.

Investments in Advised Funds and Other Affiliates — The underlying investees in which our advised funds and other affiliates invest account for real estate acquisitions pursuant to ASC 805 Business Combinations. Accordingly, they allocate the purchase price of the acquired properties to tangible and intangible assets as well as liabilities acquired. The joint ventures compute depreciation using the straight-line method over an estimated life of up to 50 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements. The intangible assets are amortized over the remaining term of their respective leases.

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

Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 20 years for site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates which management reassesses as circumstances warrant.

Deferred Tax Assets — To the extent that we are in net deferred tax asset position at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our results of operations for the current and preceding years, and our expectation of future operations.

Derivative Financial Instruments — We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. In December 2008, we entered into an interest rate swap for the purpose of hedging the interest rate risk on a variable-rate loan placed in conjunction with the refinancing of one of our properties. We have designated this interest rate swap as a cash flow hedge for financial reporting purposes.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation guidance applicable to variable interest entities in ASC 810 Consolidation. The amendments significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity concept. We adopted the provisions of ASC 810 on January 1, 2010. Such adoption did not have an effect on our results of operations or financial position.

Liquidity and Capital Resources

Our sources of immediate liquidity primarily consist of cash flows generated from the operation of our properties, available cash and proceeds from our $25 million secured facility. The cash generated from operations is primarily paid to our common stockholders in the form of dividends. As a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income. In addition to our sources of immediate liquidity, we utilize several other forms of capital for funding our long-term liquidity requirements including our proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances (including this offering), cash generated from the sale of property and the formation of joint ventures.

We anticipate that our primary future uses of capital will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy. These expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to re-leasing, which are subject to change as market and tenant conditions dictate. As of December 31, 2010, we had $655,000 of available cash on hand. We anticipate that cash on hand and cash flows from operating activities will be sufficient to meet our short-term liquidity needs.

We currently have a $25.0 million secured credit facility (the “Facility”), the proceeds of which are to be used for the acquisition of properties and for working capital needs. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 4.75%. The maturity date is June 30, 2013. The Facility’s borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of December 31, 2010, we were in compliance with all covenants. As of December 31, 2010 the interest rate on the Facility was 4.75%, and we had $11.7 million outstanding under the Facility. As of December 31, 2010, we had an approximate borrowing base availability of $12.2 million under the Facility, subject to the covenants above.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company. Potential disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to utilize any one or more of these sources of funds.

We expect our debt to contain customary restrictive covenants, including provisions that may limit our ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of our business or make loans or advances to, enter into any merger or consolidation with, or acquire the business, assets or equity of, any third party.

We intend to maintain a conservative capital structure. As of December 31, 2010, approximately 82% of our debt was fixed, long-term mortgage financing, and our rates of debt to gross assets was 55%.

We routinely review our liquidity requirements and believe that our current cash flows from operations, coupled with our Facility, are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. As of December 31, 2010 and December 31, 2009, our cash and cash equivalents totaled $655,000 and $1.1 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Operating activities	$9,678	$15,265
Investing activities	$1,397	$(1,703)
Financing activities	$(11,487)	$(14,830)

Until we acquire additional properties, any excess cash will first fund paydowns of available debt and will then be invested in short-term investments or overnight funds. We believe that this investment strategy provides us with the liquidity to acquire properties at such time as those suitable for acquisition are sourced.

Operating Activities

The primary driver of the decrease in operating cash flows was a cash flow reduction of $2.8 million attributable to changes in working capital accounts. Cash outflows from accounts payable and other liabilities increased by $3.5 million due to the timing of our property tax payments. We paid our 2009 taxes during the first quarter of 2010, but paid no property taxes during the similar period in 2009 (2008 taxes were paid in December 2008). Additionally, although net income including non-controlling interest increased by $1.1 million (see Results of Operations discussion above), we had a $4.1 million increase in gains generated by property sales that are characterized as investing versus operating activities in accordance with generally accepted accounting principles. Finally, proceeds from sales of real estate acquired for resale decreased by approximately $614,000 compared to 2009. During the 2010 period, we sold one non-core, single tenant property which generated proceeds of $886,000 as compared to proceeds of $1.5 million during the 2009 period.

Investing Activities

During the year ended December 31, 2010, we generated proceeds of $4.6 million on the sale of three single-tenant properties. We did not dispose any investment properties during 2009. Additionally during 2010, we generated proceeds of $14.1 million on the sale of 17 single-tenant properties acquired for resale. Of these proceeds, $12.8 million has been deposited with a qualified intermediary to be used for future property acquisitions in accordance with section 1031 of the Code. During the fourth quarter of 2010 we withdrew $3.4 million of these proceeds, using $2.8 million to acquire a multi-tenant retail center located in Austin, Texas. Also during 2010, we distributed $2.9 million to certain of our key employees in connection with the sale of 17 IHOP properties owned by AAA CTL Notes, Ltd.

As of December 31, 2010, we have notes receivable with a face amount of $5.4 million due from our advised funds. We made these loans to the partnerships for the purpose of acquiring and/or developing properties. These loans bear interest at LIBOR plus a spread of 3.5% and are due upon demand. We have a note receivable in the amount of $3.2 million due from AmREIT Income and Growth Fund, Ltd. (“AIGF”), one of our advised funds. During the third quarter of 2010, we recorded a reserve of $500,000 on this note receivable. AIGF is currently in liquidation, and we believe that it is likely that the proceeds from the sale of its properties will be insufficient to fully extinguish the obligations of the entity. We expect to receive payments on the remaining $2.2 million of these notes receivable from our other advised funds as they generate liquidity from property dispositions and from financings with third parties. Of this $2.2 million, $1.0 million is secured by the advised funds’ ownership interest in unencumbered properties.

Financing Activities

Debt

We intend to continue managing our debt prudently and conservatively so as to maintain a conservative capital structure. As of December 31, 2010 and 2009, our debt consists of the following:

	2010	2009
Fixed-rate mortgage loans (1)	$132,729	$151,406
Variable-rate secured line of credit	11,700	19,529
Variable-rate secured loans	17,419	12,041
Total	$161,848	$182,976

(1) Included in Fixed-rate Mortgage Loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument through the execution of an interest rate swap agreement.

Our leverage is 55% of the carrying value of our consolidated assets as of December 31, 2010. Approximately 82% of our debt is fixed, long-term mortgage financing. The weighted average interest rate and term of our fixed-rate debt are 5.08% and 4.5 years, respectively. As of December 31, 2010, we had a $11.7 million balance outstanding on the Facility, yielding $12.2 million in availability. We believe based on our current cash flow forecasts that the availability on our line of credit throughout 2011 will be sufficient for us to continue our operations, satisfy our obligations and pay dividends to our stockholders.

We have $18.9 million of debt maturing in 2011, which is comprised primarily of a $17.0 million variable-rate loan with a fixed swap-rate of 5.11% on our MacArthur Park property which matures in December 2011. The terms of this loan include two one-year extension options, and we expect that we will be able to extend the note pursuant to these terms or refinance the note with another lender.

During the year ended December 31, 2010, we had approximately $113,000 in net payments on notes payable, and we incurred $478,000 in financing costs associated with the new loans that we put in place during the year.

In September 2010, we extinguished the $19.9 million mortgage on our Uptown Plaza property located in Dallas, Texas for a discounted payoff of $14.4 million, including retained escrows. The payoff and applicable fees were funded by a $10.7 million loan with a new lender secured by our Uptown Plaza property and a $3.7 million draw on our Facility. The new loan has a three-year term and bears interest at LIBOR plus a spread of 3.25% with a floor of 4.75%. As a result of this transaction, we recorded a gain on debt extinguishment of $5.4 million.

During 2010, we extinguished $17.4 million of debt in connection with the disposition of 21 single tenant, non-core real estate assets. Additionally, we refinanced two of our grocery anchored shopping centers in Houston, Texas for total net proceeds of $8.3 million. The new loans have five-year terms and bear interest at a fixed rate of 3.45%. In addition, we extinguished a $2.6 million mortgage on our Terrace Shops property located in Houston, Texas. We used the net proceeds from these debt transactions to pay down the Facility.

Equity

During the year ended December 31, 2010, we declared dividends to our stockholders of $10.4 million as compared to $12.5 million in the year ended December 31, 2009. Effective with the July 2010 dividend, we reduced our annual dividend from $0.50 per share to $0.40 per share, and we changed our historical practice from paying dividends monthly to paying dividends quarterly in arrears. These changes resulted in a more conforming and conservative dividend structure, including a lower payout ratio (ratio of dividends to funds from operations) and reduced general and administrative costs associated with fewer dividend payments during the year. The dividends paid are as follows (in thousands):

	Post Merger		Pre Merger - AmREIT
	AmREIT, Inc.		Class A	Class C		Class D
2010 Fourth Quarter	$2,310		n/a	n/a		n/a
Third Quarter	$2,312		n/a	n/a		n/a
Second Quarter	$2,894		n/a	n/a		n/a
First Quarter	$2,867		n/a	n/a		n/a

2009 Fourth Quarter	$964	*	$1,192	$4,383	**	$6,626	**
Third Quarter	n/a		$660	$724		$1,782
Second Quarter	n/a		$660	$724		$1,782
First Quarter	n/a		$655	$724		$1,783

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

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, funds from operations and prospects. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2011 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until sufficient cash resources are available.

Off-Balance Sheet Arrangements

As of December 31, 2010, none of our off balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated advised funds which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We have made loans to some of these affiliates as discussed above under “Investing Activities”.

Contractual Obligations

As of December 31, 2010, we had the following contractual debt obligations (see also Note 7 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2011	2012	2013	2014	2015	Thereafter	Total
Secured credit facility	$—	$—	$11,700	$—		$—	11,700
Secured Debt*	19,682	562	11,279	1,238	51,693	65,471	149,925
Interest**	8,019	7,033	6,620	5,887	4,429	7,067	39,055
Non-cancelable operating lease payments	192	171	—	—	—	—	363
Total contractual obligations	$27,893	$7,766	$29,599	$7,125	$56,122	$72,538	$201,043

* Secured debt as shown above is $223,000 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

** Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed-rate loans. Our revolving credit facility is a variable-rate debt instrument, and the outstanding balance fluctuates throughout the year based on our liquidity needs. This table assumes that the balance outstanding ($11.7 million) and the interest rate as of December 31, 2010 (4.75%) remain constant through maturity. We also have variable rate mortgage loans. This table assumes the December 31, 2010 interest rates (between 4.8% and 5.0%) remain constant through maturity.

Results of Operations
Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenues

Total revenues decreased by $1.7 million, or 5%, to $33.7 million in 2010 as compared to $35.4 million in 2009. This decrease was primarily attributable to a decrease in rental revenues, lease termination fee income, real estate fee income and construction management fee income, each of which is discussed below.

Rental revenues decreased by $226,000, or 1%, to $29.5 million in 2010 as compared to $29.7 million in 2009. The decrease is primarily due to a decrease in rental revenues associated with expense reimbursements resulting from property tax savings primarily on our Southbank property. This decrease is partially offset by an increase in rental rates due to successful renewal rate increases during the year, primarily on our Southbank and Plaza in the Park properties.

Lease termination income decreased by $1.1 million, or 100%. This decrease is primarily attributable to a national tenant on one of our Woodlands ground lease properties declaring bankruptcy and subsequently rejecting its ground lease with us during the 2009 period. We had no similar lease rejection during 2010. Upon rejection of that lease, ownership of the building transferred from the tenant to us as the land owner. The lease termination income earned from the transfer represents the fair value of the building.

Real estate fee income – related party decreased approximately $229,000, or 9%, to $2.4 million in 2010 as compared to $2.6 million in 2009. This decrease is primarily attributable to a decrease in development fees and leasing commissions earned on the properties that we manage within our affiliated advised funds. During 2009, we generated $382,000 of development fees primarily associated with our 5433 Westheimer development, which was completed in mid-2009. In 2010 we recognized $152,000 of development fees on our Woodlake Square development which commenced in August 2010.

Construction management fee income - related party decreased by $101,000, or 22%, to $349,000 in 2010 as compared to $450,000 in 2009. This decrease is primarily attributable to a decrease in construction management fees earned from a property within our affiliated advised funds, the development of which was completed in the second quarter of 2009.

Expenses

Total operating expenses increased by $3.4 million, or 14%, to $27.6 million in 2010 as compared to $24.2 million in 2009. This increase was primarily attributable to increases in property expense and impairment charges, which were partially offset by decreases in general and administrative expense, legal and professional fees and depreciation and amortization expense. Each of the foregoing items are discussed in more detail below.

Property expense increased by $93,000, or 1%, to $8.3 million in 2010 as compared to $8.2 million in 2009. The increase is primarily attributable to an increase in bad debt reserves recorded (inclusive of any related recoveries) on our tenant receivables. This increase was almost entirely offset by a decrease in property expenses across all of our properties due to cost savings initiatives.

Impairment – properties increased by $3.0 million, or 691%, to $3.5 million in 2010 as compared to $441,000 in 2009.Impairment charge of $3.5 million represents the amount by which the carrying value of six of our non-core, single-tenant properties exceeded their estimated fair value based on an impairment analysis performed on seven of these properties. During the third quarter of 2010, in connection with the marketing of several of our non-core, single-tenant properties located in tertiary markets, we identified a negative trend in such markets for these properties. Accordingly, we performed an impairment analysis on all of our properties with these characteristics. The analysis indicated that, for six such properties, the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values. As a result, during the third quarter of 2010, we recorded impairments in the aggregate amount of $3.5 million on these six single-tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair-value was based on market data for similar assets. Four of these assets are being actively marketed by a third-party broker; however, these assets did not meet the held for sale criterion because we do not believe a sale is probable in the next twelve months. These four assets have an aggregate estimated fair value of $3.1 million and were impaired by $2.6 million. The remaining two assets have an aggregate estimated fair value of $2.3 million and were impaired by $865,000. These assets are not currently being marketed and their estimated fair values were determined by management based on a discounted future cash flow model.

Impairment – notes receivable increased $1.8 million in 2010. We recorded a $1.3 million impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. On December 31, 2010, the borrower was unable to provide a commitment for a construction loan necessary to extend the maturity date, and the note matured, unpaid. Accordingly, we reduced the note receivable to the fair value of the underlying collateral, which was determined by calculating an average, per-acre price of vacant tracts of land sold near downtown Dallas, Texas within the past three years. Additionally, we recorded an impairment of $500,000 on our related party note receivable due from AIGF.

General and administrative costs decreased by $343,000, or 5%, to $6.1 million in 2010 as compared to $6.5 million in 2009. This decrease is mainly attributable to lower compensation costs associated with a reduced headcount during the year.

Legal and professional fee expense decreased by $502,000, or 30%, to $1.2 million in 2010 as compared to $1.7 million in 2009. This decrease is mainly attributable to legal costs incurred in 2009 associated with a litigation matter that was resolved in February 2010 to the mutual satisfaction of both parties.

Depreciation and amortization decreased by $719,000, or 10%, to $6.7 million in 2010 compared to $7.4 million in 2009. This decrease was primarily attributable to assets that became fully depreciated during early 2010 on our Plaza in the Park property, the pad sites at our MacArthur Park property and our Uptown Park property.

Other

Gain on debt extinguishment was $5.4 million for the 2010 period and reflects the execution of a discounted payoff on our Uptown Plaza Dallas property mortgage during the third quarter of 2010.

Loss from advised funds and other affiliates increased by $582,000, or 96%, to a loss of $1.2 million in 2010 compared to a loss of $604,000 in 2009. The increase is primarily attributable to increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property. We reassessed and shortened the estimated useful lives of various buildings consistent with our current redevelopment plan.

Income tax benefit decreased $2.4 million, or 278%, to an expense of $1.5 million in 2010 compared to a benefit of $851,000 in 2009. This decrease is primarily attributable to a reserve on our $2.5 million gross deferred tax asset as of December 31, 2010. Our deferred tax assets consist primarily of amounts that have been deducted in arriving at our net income as reported in the accompanying consolidated statements of operations, but that are not currently deductible for tax purposes (impairment charges, allocated interest charges, etc.). These costs will be deductible for tax purposes in the future to the extent that we have taxable income sufficient to utilize those deductions. We were unable to predict with sufficient certainty whether we will generate sufficient taxable income to realize these benefits, and we concluded that it is not more likely than not that we will realize them.

Interest expense increased by $395,000, or 4%, to $9.5 million in 2010 as compared to $9.1 million in 2009. This increase is due to a higher weighted average debt balance outstanding during the period, primarily attributable to the financing of a portfolio of previously unencumbered properties in December 2009, and due to an increase in the interest cost on our Facility which we renewed in December 2010 as further discussed in the accompanying consolidated financial statements.

Debt prepayment penalties were $988,000 for the 2010 period and reflects penalties incurred upon the early payoff of the mortgages on our Plaza in the Park, Cinco Ranch, and Terrace Shops properties in December 2010.

Income from discontinued operations increased by $5.0 million, or 211%, to $7.3 million in 2010 as compared to $2.4 million in 2009. The increase is primarily attributable to our property disposition activity during 2010. The sale of 21 non-core, single-tenant properties during the third quarter of 2010 is the primary driver of that activity and generated total gains of approximately $6.6 million, net of tax.

Results of Operations
Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenues

Total revenues decreased by $2.7 million, or 7%, to $35.4 million in 2009 as compared to $38.1 million in 2008. This decrease was primarily attributable to a decrease in rental revenues and real estate fee income, which were partially offset by an increase in lease termination fee income. Each of the foregoing items are discussed in more detail below.

Rental revenues decreased by $2.0 million, or 6%, to 29.7 million in 2009 as compared to $31.7 million in 2008. The decrease is primarily due to accelerated amortization of below market leases recorded in 2008 related to a tenant that terminated its lease during the year in our Uptown Plaza Dallas property. Rental income also decreased as a result of a decrease in occupancy at our MacArthur Park and Woodlands Ground Lease properties resulting from two junior anchor tenants who terminated their leases due to bankruptcy in early 2009.

Real estate fee income decreased approximately $1.7 million, or 40%, to $2.6 million in 2009 as compared to $4.3 million in 2008. The decrease is primarily attributable to a decrease in acquisition fees earned on property transactions within our advised funds. We acquired three properties on behalf of our advised funds in the 2008 period and made no acquisitions during the 2009 period.

Lease termination income increased by $965,000, or 965%, to $1.1 million in 2009 as compared to $100,000 in 2008. This increase is primarily attributable to a national tenant declaring bankruptcy during 2009 and subsequently rejecting its ground lease on one of our Woodlands ground lease properties. There was no similar lease rejection in 2008. Upon rejection of that lease, ownership of the building transferred from the tenant to us as the land owner. The lease termination income earned from the transfer represents the fair value of the building.

Expenses

Total operating expenses decreased by $3.0 million, or 11%, to $24.2 million in 2009 as compared to $27.2 million in 2008. This decrease was primarily attributable to decreases in general and administrative, property expense, impairment charge and depreciation and amortization. Each of the foregoing items are discussed in more detail below.

General and administrative expense decreased by $644,000, or 9%, to $6.5 million in 2009 as compared to $7.1 million in 2008. The decrease is due to approximately $700,000 in due diligence costs incurred in connection with an abandoned transaction in 2008.

Property expense decreased by $681,000, or 8%, to $8.2 million in 2009 as compared to $8.9 million in 2008. The decrease is primarily attributable to a decrease in bad debt reserves recorded (inclusive of any related recoveries) on our tenant receivables as a result of the impact of the economic downturn on our tenants.

Impairment - properties decreased by $43,000, or 9%, to $441,000 in 2009 as compared to $484,000 in 2008. During 2008, we recorded an impairment related to a non-core real estate asset whose carrying value exceeded its net realizable values. During 2009, we recognized an impairment of $441,000 related to the acquisition of REITPlus’s net assets pursuant to the merger of AmREIT and REITPlus as further discussed in Note 2 to the accompanying consolidated financial statements.

Depreciation and amortization decreased by $1.6 million, or 18%, to $7.4 million in 2009 compared to $9.0 million in 2008. This decrease was primarily attributable to accelerated depreciation recorded during 2008 related to two tenants that terminated their leases prior to lease expiration at our Uptown Plaza Dallas and MacArthur Park properties.

Other

Interest expense decreased by $196,000, or 2%, to $9.1 million in 2009 as compared to $9.3 million in 2008. The decrease was primarily attributable to a $9.5 million decrease in our average outstanding indebtedness during 2009 as a result of paying down our secured credit facility.

Loss from advised funds and other affiliates decreased by $290,000, or 32%, to a loss of $604,000 as compared to a loss of $894,000 in 2008. The decrease was primarily due to 2008 losses related to our investments in AmREIT Woodlake, L.P., AmREIT Westheimer Gessner, LP and Shadow Creek Ranch holding company. We sold a portion of our interests in AmREIT Woodlake L.P. and AmREIT Westheimer Gessner, L.P. to our advised funds at each investment’s carrying cost. We sold our initial interest in Shadow Creek Ranch to REITPlus in 2008, although we acquired all of the assets of REITPlus in November 2009 as a result of the merger of AmREIT and REITPlus. These sales resulted in a decrease in the loss from advised funds and other affiliates due to our reduced ownership in the losses incurred by those properties.

Income from discontinued operations increased by $4.4 million, or 217%, to income of $2.4 million in 2009 as compared to a loss of $2.0 million in 2008. The increase was primarily attributed to the recognition of a $1.9 million deferred gain (net of taxes) resulting from the 2008 sale of an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas. Additionally, our independent broker-dealer fund-raising business and construction business, which were discontinued as part of the restructuring in 2008, generated combined net losses of $3.4 million in 2008. Additionally, during 2008, we recorded impairment charges of $1.0 million related to three properties that represented non-core real estate assets.

Funds From Operations

We consider Funds from Operations (“FFO”) to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate our FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	2010 (1)	2009 (2)	2008 (3)
Income – before discontinued operations	$(1,009)	$2,905	$2,149
Income (Loss) – from discontinued operations	7,314	2,350	(2,006)
Non controlling interest	(173)	(121)	(331)
Plus depreciation of real estate assets – from operations	6,578	7,263	8,862
Plus depreciation of real estate assets – from discontinued operations	10	33	57
Adjustments for nonconsolidated affiliates	1,453	552	849
Less gain on sale of real estate assets acquired for investment	(1,216)	—	(924)
Less class B, C & D distributions	—	(8,357)	(10,013)
Less premium on merger conversion of AmREIT class C and D shares	—	(10,171)	—
Total FFO available to shareholders	$12,957	($5,546)	($1,357)

(1) Includes a $5.4 million gain on debt extinguishment, a $5.4 million gain (net of tax) on the sale of real estate acquired for resale and $852,000 in adjustments for non-consolidated entities related to accelerated depreciation resulting from the redevelopment of our Woodlake Square property. Offsetting these gains is $3.5 million in impairments taken on six of our non-core, single-tenant properties, a $1.3 million impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property, a $500,000 impairment on a note receivable from one of our advised funds and debt prepayment penalties of $988,000 related to the early extinguishment of three property mortgages during the year.

(2) Includes a $10.2 million premium related to the conversion of the AmREIT class C and class D shares to AmREIT class A shares. Additionally, we recorded a $441,000 impairment related to the acquisition of REITPlus’s net assets. See Note 2 to the accompanying consolidated financial statements for further discussion. Additionally, included in FFO is a $1.9 million gain on real estate held for resale, net of taxes, which was realized in 2009.

(3) Includes an impairment charge of $1.5 million related to four properties that represented non-core real estate assets, three of which have subsequently been disposed. FFO for the year ended December 31, 2008 also includes a restructuring charge of $2.5 million related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily related to the variable interest rate on our credit facility and related to the refinancing of long-term debt which currently contains fixed interest rates. We borrow primarily at fixed interest rates, and we occasionally enter into interest-rate swaps as part of our interest-rate risk management approach. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

As of December 31, 2010, the carrying value of our debt obligations was $161.9 million, $132.8 million of which represented fixed rate obligations with an estimated fair value of $140.8 million. The remaining $29.1 million of our debt obligations have a variable interest rate. $6.8 million of our variable-rate debt was renegotiated in 2009. The remainder was renegotiated in 2010; therefore, management believes its carrying value is representative of its fair value as of December 31, 2010. As of December 31, 2009, the carrying value of our total debt obligations was $183.0 million, $134.1 million of which represented fixed-rate obligations with an estimated fair value of $132.5 million. We entered into an interest rate swap agreement with a notional amount of $17.0 million, the effect of which was to convert the variable-rate note collateralized by our MacArthur Park property to fixed payments throughout the term of the note. In the event interest rates on our variable rate debt, excluding the debt where payments have been fixed through an interest rate swap, were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $291,000 based on the variable-rate debt outstanding at December 31, 2010.

The discussion above considers only those exposures that exist as of December 31, 2010. It, therefore, does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 8.             Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

The Company’s management has responsibility for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of our internal control over financial reporting, our management along with our CEO and CFO believe that the Company’s internal control over financial reporting is effective as of December 31, 2010.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

Not applicable.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2010.

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

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

Item 14.           Principal Accountant Fees and Services

The information required by this Item will be presented in our Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

(a)	The following financial statements and schedules are included in this Annual Report on Form 10-K beginning on page F-1:

	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule
Schedule III – Consolidated Real Estate Owned and Accumulated Depreciation

(b)		Exhibits

2.1		Agreement and Plan of Merger between REITPlus, Inc. and AmREIT (incorporated by reference to Appendix D to Amendment No. 5 to REITPlus’s Registration Statement on Form S-4, filed on October 8, 2009).

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 Amendment No. 3 to REITPlus’s Registration Statement on Form S-4, filed on September 9, 2009).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on form 8-K filed November 3, 2010).

10.1		Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 30, 2009).

10.2

First Modification of Note, Deeds of Trust and Other Loan Agreements with Amegy Mortgage Capital, dated December 15, 2010 (incorporated by reference to the Company’s current report on form 8-K filed November 3, 2010).

10.3†

AmREIT, Inc. 2007 Independent Directors Stock Incentive Plan, dated October 31, 2007 (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to REITPlus’s Registration Statement on Form S-11, filed November 1, 2007).

10.4

First Amended and Restated Limited Partnership Agreement of REITPlus Operating Partnership, LP, dated October 31, 2007 (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to REITPlus’s Registration Statement on Form S-11, filed November 1, 2007).

10.5†		Employment Agreement with H. Kerr Taylor, dated as of November 1, 2006 (incorporated by reference to Exhibit 10.1 to AmREIT’s Current Report on Form 8-K filed November 3, 2006).

10.6†		Employment Agreement with Chad C. Braun dated as of November 1, 2006 (incorporated by reference to Exhibit 10.2 to AmREIT’s Current Report on Form 8-K filed November 3, 2006).

10.7†		Employment Agreement with Tenel Tayar, dated as of November 1, 2006 (incorporated by reference to AmREIT’s Current Report on Form 8-K filed November 3, 2006).

10.8†	AmREIT, Inc. 1999 Flexible Incentive Plan (incorporated by reference to Annex A of AmREIT’s Proxy Statement for its 1999 Annual Meeting of Stockholders, filed April, 30, 1999).

31.1 *	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Furnished herewith
† Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT, Inc.

By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer
Date:	March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	March 18, 2011
H. KERR TAYLOR
Chairman of the Board, President, and Chief Executive
Officer (Principal Executive Officer)

/s/ Chad C. Braun	March 18, 2011
CHAD C. BRAUN, Executive Vice President, Chief Financial
Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ Brett P. Treadwell	March 18, 2011
BRETT P. TREADWELL, Managing Vice President – Finance and Chief
Accounting Officer (Principal Accounting Officer)

/s/ Robert S. Cartwright, Jr.	March 18, 2011
ROBERT S. CARTWRIGHT, JR., Director

/s/ Brent M. Longnecker	March 18, 2011
BRENT M. LONGNECKER, Director

/s/ Scot Luther	March 18, 2011
SCOT LUTHER., Director

/s/ Mack D. Pridgen III	March 18, 2011
MACK D. PRIDGEN III, Director

/s/ Philip W. Taggart	March 18, 2011
PHILIP W. TAGGART, Director

/s/ H.L. Rush, Jr.	March 18, 2011
H.L. RUSH, JR., Director

AmREIT, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AmREIT, Inc.:

We have audited the accompanying consolidated balance sheets of AmREIT, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG LLP

Houston, Texas
March 18, 2011

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Real estate investments at cost:
Land	$127,699	$131,351
Buildings	140,532	142,575
Tenant improvements	11,083	9,883
	279,314	283,809
Less accumulated depreciation and amortization	(28,620)	(24,934)
	250,694	258,875

Net investment in direct financing leases	—	21,057
Acquired lease intangibles, net	5,975	7,194
Investments in advised funds and other affiliates	8,036	9,527
Net real estate investments	264,705	296,653

Cash and cash equivalents	655	1,067
Cash on deposit with qualified intermediary	9,370	—
Tenant receivables, net	3,058	3,697
Accounts receivable, net	2,206	1,674
Accounts receivable - related party, net	521	152
Notes receivable, net	3,375	4,383
Notes receivable - related party, net	4,860	4,669
Deferred costs, net	2,869	2,703
Other assets	2,229	5,334
TOTAL ASSETS	$293,848	$320,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$161,848	$182,976
Accounts payable and other liabilities	6,670	7,741
Acquired below market lease intangibles, net	1,485	1,732
Security deposits	778	705
TOTAL LIABILITIES	170,781	193,154

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,118,133 and 22,950,952 shares issued and outstanding as of December 31, 2010 and 2009, respectively	232	230
Capital in excess of par value	191,369	190,975
Accumulated distributions in excess of earnings	(68,160)	(63,908)
Accumulated other comprehensive loss	(346)	(384)
Cost of treasury stock, 4,217 and 0 shares as of December 31, 2010 and 2009, respectively	(28)	—
TOTAL STOCKHOLDERS’ EQUITY	123,067	126,913
Non-controlling interest	—	265
TOTAL EQUITY	123,067	127,178
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,848	$320,332

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Rental income from operating leases	$29,484	$29,710	$31,727
Lease termination income	—	1,065	100
Real estate fee income	15	—	—
Real estate fee income - related party	2,375	2,604	4,316
Construction management fee income	—	—	41
Construction management fee income - related party	349	450	410
Asset management fee income - related party	1,480	1,530	1,501
Total revenues	33,703	35,359	38,095

Expenses:
General and administrative	6,133	6,476	7,120
Property expense	8,315	8,222	8,903
Legal and professional	1,165	1,667	1,562
Real estate commissions	14	2	139
Depreciation and amortization	6,675	7,394	9,023
Impairment - properties	3,487	441	484
Impairment - notes receivable	1,800	—	—
Total expenses	27,589	24,202	27,231

Operating income	6,114	11,157	10,864

Other income (expense):
Interest and other income	459	446	11
Interest and other income - related party	274	201	1,018
Gain on debt extinguishment	5,374	—	—
Loss from advised funds and other affiliates	(1,186)	(604)	(894)
Income tax benefit (expense) for taxable REIT subsidiary	(1,515)	851	492
Interest expense	(9,541)	(9,146)	(9,342)
Debt prepayment penalties	(988)	—	—

Income (loss) from continuing operations	(1,009)	2,905	2,149

Income (loss) from discontinued operations	7,314	2,350	(2,006)

Net income including noncontrolling interest	6,305	5,255	143

Net loss attributable to noncontrolling interest	(173)	(121)	(331)
Net income (loss) attributable to AmREIT stockholders	6,132	5,134	(188)

Distributions paid to Class C and D stockholders	—	(18,528)	(10,013)

Net income (loss) available to stockholders	$6,132	$(13,394)	$(10,201)

Net income (loss) per share of common stock - basic and diluted
Income (loss) before discontinued operations	$(0.06)	$(2.32)	$(1.45)
Income (loss) from discontinued operations	$0.32	$0.34	$(0.35)
Net income (loss)	$0.26	$(1.98)	$(1.80)

Weighted average shares of common stock used to
Compute net income (loss) per share, basic and diluted	22,672	6,824	5,667

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2010, 2009 and 2008
(in thousands)

	Amount of Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Cost of treasury stock	Noncontrolling Interest	Total

Balance at December 31, 2007	$217	$185,165	$(33,365)	$—	$(2,584)	$1,179	$150,612

Net income including noncontrolling interest	—	—	143	—	—	—	143
Net loss attributable to noncontrolling interest	—	—	(331)	—	—	331	—
Fair value of hedge liability	—	—	0	(409)	—	—	(409)
Deferred compensation issuance of restricted shares, Class A	—	492	—	—	(559)	—	(67)
Issuance of common shares, Class A	—	47	—	—	67	—	114
Repurchase of common shares, Class A	—	—	—	—	(7,075)	—	(7,075)
Amortization of deferred compensation	—	437	—	—	—	—	437
Issuance of common shares, Class C	—	1,545	—	—	—	—	1,545
Retirement of common shares, Class C	—	(1,590)	—	—	—	—	(1,590)
Issuance of common shares, Class D	—	4,016	—	—	—	—	4,016
Retirement of common shares, Class D	—	(4,762)	—	—	—	—	(4,762)
Distributions	—	—	(12,830)	—	—	(266)	(13,096)

Balance at December 31, 2008	$217	$185,350	$(46,383)	$(409)	$(10,151)	$1,244	$129,868

Net income including noncontrolling interest	—	—	5,255	—	—	—	5,255
Net income attributable to noncontrolling interest	—	—	(121)	—	—	121	—
Fair value of hedge liability	—	—		25	—	—	25
Deferred compensation issuance of restricted shares, Class A	—	(464)	—	—	464	—	—
Merger between AmREIT and REITPlus	13	6,098	(10,171)	—	9,687	—	5,627
Retirement of AmREIT common shares, Class A, C, and D	—	(348)	—	—	—	—	(348)
Amortization of deferred compensation	—	499	—	—	—	—	499
Purchase of ownership in consolidated entity	—	(160)	—	—	—	(992)	(1,152)
Distributions	—	—	(12,488)	—	—	(108)	(12,596)

Balance at December 31, 2009	$230	$190,975	$(63,908)	$(384)	$—	$265	$127,178

Net income including noncontrolling interest	—	—	6,305	—	—	—	6,305
Net loss attributable to noncontrolling interest	—	—	(173)	—	—	173	—
Change in fair value of hedge liability	—	—	—	38	—	—	38
Deferred compensation issuance of restricted shares	—	(1,669)	—	—	—	—	(1,669)
Issuance of shares of common stock	2	1,621	—	—	115	—	1,738
Amortization of deferred compensation	—	442	—	—	—	—	442
Repurchase of shares of common stock	—	—	—	—	(143)	—	(143)
Distributions	—	—	(10,384)	—	—	(438)	(10,822)

Balance at December 31, 2010	$232	$191,369	$(68,160)	$(346)	$(28)	$—	$123,067

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income including noncontrolling interest	$6,305	$5,255	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	—	—	(2,476)
Proceeds from sale of real estate acquired for resale	886	1,500	466
Gain on sale of real estate acquired for resale	(5,384)	(2,875)	(229)
Gain on sale of real estate acquired for investment	(1,216)	—	(924)
Gain on debt extinguishment	(5,374)	—	—
Impairment - properties	3,487	441	1,494
Impairment - notes receivable	1,800	—	—
Bad debt expense	1,265	781	1,403
Restructuring charges	—	—	1,919
Lease termination income	—	(1,065)	—
Loss from advised funds and other affiliates	1,186	604	894
Cash receipts (deferrals) for related party fees	(166)	26	(400)
Depreciation and amortization	6,685	7,419	9,081
Amortization of above/below market rent	(196)	(55)	(944)
Amortization of loan premium and financing cost	445	385	113
Amortization of deferred compensation	442	499	437
Distributions from advised funds and other affiliates	11	2	539
Increase in tenant receivables	(546)	(602)	(473)
Decrease (increase) in accounts receivable	(726)	(194)	453
Decrease (increase) in accounts receivable - related party	(369)	1,289	2,026
Cash receipts from direct financing leases more than income recognized	237	253	209
Decrease (increase) in other assets	2,310	(465)	(948)
Increase (decrease) in accounts payable and other liabilities	(1,428)	2,067	(2,584)
Increase in security deposits	24	—	30
Net cash provided by operating activities	9,678	15,265	10,229

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(1,963)	(1,977)	(3,107)
Acquisition of investment properties	(2,760)	—	—
Loans to affiliates	(2,241)	(2,045)	(4,986)
Payments from affiliates	1,550	1,531	10,121
Investment in receivable	—	—	(1,621)
Additions to furniture, fixtures and equipment	(74)	(7)	(120)
Proceeds from sale to related party of investment in other affiliates	—	—	10,126
Investment in advised funds and other affiliates	(97)	—	(5,490)
Distributions from advised funds and other affiliates	557	112	333
Proceeds from sale of real estate acquired for resale	14,053	—	—
Residual economic interest paid (see Note 5)	(2,866)	—	—
Cash deposited with a qualified intermediary	(12,804)	—	—
Cash received from qualified intermediary	3,434	—	—
Proceeds from sale of investment property	4,608	—	3,530
REITPlus cash on hand at time of acquisition	—	667	—
Decrease in preacquisition costs	—	16	194
Net cash provided by (used in) investing activities	1,397	(1,703)	8,980

Cash flows from financing activities:
Proceeds from notes payable	32,423	8,475	66,037
Payments of notes payable	(32,536)	(9,771)	(62,817)
Payments for financing costs	(478)	(590)	(508)
Purchase of treasury stock	(48)	—	(7,075)
Issuance of shares of common stock	(26)	—	81
Retirement of shares of common stock	—	(348)	(6,352)
Issuance costs	—	—	(42)
Common dividends paid	(10,384)	(12,488)	(7,261)
Distributions to noncontrolling interests	(438)	(108)	(158)
Net cash used in financing activities	(11,487)	(14,830)	(18,095)

Net increase (decrease) in cash and cash equivalents	(412)	(1,268)	1,114
Cash and cash equivalents, beginning of period	1,067	2,335	1,221
Cash and cash equivalents, end of period	$655	$1,067	$2,335

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$10,149	$10,187	$10,683
Income taxes	382	445	210

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

During 2010, we sold 21 properties, all to third parties. These transactions generated proceeds of $19.5 million (after debt extinguishment), $12.8 million of which were deposited with a qualified intermediary to be used for future property acquisitions in accordance with section 1031 of the Internal Revenue Code of 1986, as amended (“the Code”). In conjuction with these dispositions, we extinguished $17.4 million of notes payable. We used $2.8 million of the proceeds to acquire a property in December 2010 and transferred $674,000 of the section 1031 proceeds to our operating account. We also assumed a $1.8 million note in conjunction with the acquisition.

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

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

1. OUR BUSINESS AND OUR RECENT HISTORY

OUR BUSINESS

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that primarily owns, operates, acquires and selectively develops and redevelops high-quality grocery anchored lifestyle and neighborhood and community shopping centers in high-traffic, densely populated, affluent areas with high barriers to entry. We have elected to be taxed as a REIT for federal income tax purposes. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are typically anchored by national or regional supermarket chains, with the remaining tenant base being comprised predominantly of select national and local retailers. Over our 27-year history, we have acquired, owned and operated retail properties across 19 states.

Today, our portfolio is predominantly concentrated in the affluent high-growth submarkets of Houston, Dallas, San Antonio and Austin, which represent four of the top ten population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth, and large and diverse economies. The Texas economy is diverse, with employment spread broadly over sectors such as government services (including defense), professional and business services, education, healthcare and leisure and hospitality. As part of our ongoing investment strategy, we intend to acquire properties located in submarkets within other major U.S. cities outside of Texas that have market characteristics similar to our existing Texas markets. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

As of December 31, 2010, our portfolio consisted of 25 wholly-owned properties totaling approximately 1.0 million gross rentable square feet which was 92% leased with a weighted average remaining lease term of 6.4 years. In addition to our portfolio, we have an advisory services business which provides a full complement of real estate services to the properties within our portfolio as well as to eight real estate funds in which we have varying ownership interests in and manage on behalf of institutional and individual high-net-worth investors. We refer to these real estate funds as the advised funds. As of December 31, 2010, our advised funds held 21 properties with approximately 2.3 million gross rentable square feet which is 75% leased.

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

•

For the combined company, Phase III will consist of growing our portfolio of properties and identifying additional sources of liquidity for shareholders as the United States begins to exit the current recession and transition into recovery. This growth objective is the sole focus of management’s “Vision 2012.”

Following our strategic combination with our predecessor, AmREIT, all of the independent members of the boards of both AmREIT and REITPlus, as well as H. Kerr Taylor, who served as chairman and chief executive officer of both companies, now form our seven-member Board of Directors. After the merger, we are internally managed by the former management team of AmREIT. Accordingly, the following discussion describes the business of AmREIT, Inc. which is comprised of the combined businesses previously conducted by AmREIT and REITPlus. As further discussed in Note 2, for accounting purposes, the transaction was treated as an asset acquisition, with AmREIT being the accounting acquirer deemed to have acquired the net assets of REITPlus. As a result, the financial statements beginning on page F-3 reflect the historical position and results of operations of AmREIT prior to the merger and those of the combined company following the merger.

In these notes to the financial statements, “we”, “us”, “our”, or “the Company”, refers to AmREIT, Inc., the combined company following the merger of REITPlus with AmREIT, together with its predecessors and subsidiaries, including joint ventures, unless the context requires otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING FOR MERGER WITH REITPLUS – NOVEMBER 2009

Simultaneously with the November 2009 merger of AmREIT with and into REITPlus, wherein AmREIT acquired REITPlus’s net assets, AmREIT consummated a recapitalization of its equity structure by combining its three classes of common shares into a single common class of common stock. The following discussion addresses the accounting treatment for the recapitalization as well as for the acquisition of REITPlus’s net assets.

Recapitalization – Prior to the merger, AmREIT had Class A common shares (“Class A”), Class C common shares (“Class C”) and Class D common shares (“Class D”) outstanding (collectively, the “AmREIT Shares”). The AmREIT Declaration of Trust provided that any merger of AmREIT that resulted in Class A being converted into another security or other form of consideration must also result in Class C and Class D being converted or convertible into such securities or other consideration as if the Class C and Class D had first been converted into Class A at the conversion prices and fair market value per share of Class A as set forth in the Declaration of Trust. The Class C and Class D were each convertible into Class A at their respective premiums pursuant to the Declaration of Trust. In conjunction with the merger, the AmREIT Shares were converted into a single class of AmREIT, Inc. common stock at exchange ratios reflecting the foregoing conversion principles. The premium, which was $10.2 million, was recorded as an additional dividend in accordance with Generally Accepted Accounting Principles (“GAAP”). Given that AmREIT was the accounting acquirer, as discussed further below, the foregoing exchange/conversion was treated for accounting purposes as a deemed recapitalization of AmREIT immediately prior to the acquisition of REITPlus’s net assets. The following table reflects the shares of Class A that were issued to the holders of Class C and Class D in the recapitalization as well as the shares of Class A that were outstanding immediately prior to the merger with REITPlus:

		Class C		Class D		Total
	Class A	Purchase	DRIP	Purchase	DRIP
Shares outstanding, net of treasury	5,318,925	3,369,439	770,363	9,374,938	1,591,317	—
Amount invested per share	—	$10.00	$10.00	$10.00	$10.00
Total invested	—	33,694,390	7,703,630	93,749,380	15,913,170
Premium on total invested (a)	—	10.0%	10.0%	5.5%	5.5%
Premium	—	$3,369,439	$770,363	$5,156,216	$875,224	$10,171,242
Total value to be exchanged	—	$37,063,829	$8,473,993	$98,905,596	$16,788,394	$161,231,812
Value of A Shares (b)	—	$9.50	$9.50	$9.50	$9.50	$9.50
A Shares to be issued	—	3,901,456	891,999	10,411,115	1,767,199	16,971,769
A Shares currently outstanding						5,318,925
A Shares outstanding post-recap						22,290,694
A Shares to be issued						16,971,769
Shares issued from treasury						(1,315,564)
Newly issued shares						15,656,205
A Shares outstanding post-recap						22,290,694

(a) The conversion price of Class C Shares as set forth in the AmREIT Declaration of Trust was equal to $11.00 per share (i.e., a 10% premium on the $10.00 issuance price), which is referred to as the Class C Conversion Price. The conversion price of Class D Shares as set forth in the Declaration of Trust was equal to the original $10.00 issuance price of the Class D Shares, increased by a premium of 1.1% per year outstanding (with a maximum increase of 7.7%), such increased price being referred to as the Class D Conversion Price. The conversion ratio of Class C Shares or Class D Shares, as the case may be, into Class A Shares was determined under the Declaration of Trust by dividing the applicable conversion price by the fair market value of the Class A Shares.

(b) AmREIT management conducted a “bottom-up” valuation of the real estate assets of both AmREIT and REITPlus. Management based its valuation of the real estate assets on appraisals from two nationally-recognized real estate appraisal firms. After valuing the real estate assets of both companies prior to the merger, management estimated the value of the common shares of the constituent companies as going-concerns utilizing generally accepted valuation methodologies. Such methodologies included analyzing the net value of the assets of the respective companies, determining equity value based on the discounted cash flows of the companies, and evaluating the companies in comparison to peer companies in the REIT industry. On the basis of its analyses, management estimated the value of AmREIT’s Class A Shares to be between $9.00 and $12.00 per share after assigning to AmREIT’s Class C Shares and Class D Shares the $11.00 and $10.55 per share values, respectively, mandated by the conversion prices for those classes of shares as set forth in the AmREIT Declaration of Trust. Management recommended, and the AmREIT Board approved, a valuation of the AmREIT Class A Shares at $9.50 per share, near the bottom of the valuation range estimated by management, based on the facts that the Class A Shares lacked an established trading market and AmREIT’s business was currently subject to economic and market conditions that countered a higher valuation. Management believed that such valuation was an approximately 20% discount from the estimated net asset value per share of Class A Shares, which management believed to be appropriate when compared to the discounts to net asset value of the shares of other REITs that management deemed comparable to AmREIT. Management recognized that shares of Class A Shares were traded on The Pink Sheets since AmREIT’s delisting from the NYSE Alternext in December 2008. Those trades were at values significantly less than management’s estimate of fair value. Management believed that The Pink Sheets were not a reliable measure of value for AmREIT shares because it did not represent an active market for AmREIT shares, did not contemplate the fair value of AmREIT’s assets, including its properties, as there were no published fair value information or analyst reports and did not contemplate a unified capital structure with a single dividend rate. At the time management determined the estimated value of the Class A Shares, management did not have the benefit of the valuation fairness opinion provided by KeyBanc, our fairness expert. KeyBanc delivered its opinion to the AmREIT Board on May 20, 2009, at the time the Board was considering approval of the merger agreement and recommendation of the merger to AmREIT’s shareholders. KeyBanc’s opinion was that the exchange ratios provided in the merger agreement were fair, from a financial point of view, to the AmREIT shareholders. In reaching its opinion, KeyBanc utilized a comparable company analysis that estimated the value per share of Class A Shares to be between $7.25 and $9.75, a discounted cash flow analysis that estimated the value per share of Class A Shares to be between $7.47 and $10.73 and a net asset value analysis that estimated the net asset value per share of Class A Shares to be between $10.83 and $11.87 per share. In opining as to the fairness of the various exchange ratios, KeyBanc did not form a conclusion as to whether any individual analysis, considered in isolation, supported or failed to support its opinion and ultimately reached its opinion based on the results of all analyses taken as a whole. Neither management nor KeyBanc placed particular reliance or weight on any individual analyses.

Acquisition — Although REITPlus was the surviving legal entity in the merger, AmREIT was deemed to be the acquirer for financial reporting purposes pursuant to Accounting Standards Codification (“ASC”) ASC 805, Business Combinations. The transaction was treated legally as a merger of the two entities; however, for accounting purposes the transaction was treated as an asset acquisition pursuant to ASC 805.The merger was therefore treated as an acquisition by AmREIT of REITPlus’s net assets. Accordingly, the accompanying statements of operations for the periods prior to the merger represent the historical operating results of AmREIT. The operating results generated by REITPlus’s net assets are included in our 2009 and 2010 operating results from the date of the merger.

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

In connection with the merger, we obtained an appraisal of Shadow Creek Ranch, REITPlus’s sole real estate investment in which it held a 10% interest. The combination of the appraised value of REITPlus’s interest in Shadow Creek Ranch and REITPlus’s other net assets equaled approximately $5.8 million. We believe that the $7.2 million cost ($7.6 million total consideration, net of the $441,000 transaction costs which were expensed as an other-than-temporary impairment) to AmREIT is a more clearly evident and reliable measure than the value of REITPlus’s net assets, including the appraised value of its interest in Shadow Creek Ranch. We believe that the $1.4 million difference in these values is attributable to the use of an ‘as is’ appraised value of Shadow Creek Ranch versus the use of a “stabilized value” of Shadow Creek Ranch using a 10-year discounted cash flow analysis. As such, we believe that this difference represents a temporary impairment.

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

(a)

AmREIT owned a 16% interest in REITPlus Operating Partnership, LP (“REITPlus OP”) which held the investment in Shadow Creek Ranch and in AmREIT. The $5.8 million represents AmREIT’s cost in acquiring the remaining 84% interest in Shadow Creek Ranch owned by REITPlus OP, after expensing the $441,000 in acquisition costs as an other-than-temporary impairment.

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

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases we have determined we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2010, 2009 and 2008, we recognized percentage rents of $524,000, $449,000 and $559,000, respectively.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We did not recognize any lease termination fees during the year ended December 31, 2010. During the year ended December 31, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently rejected their operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building. We recognized $100,000 of lease termination fee income during the year ended December 31, 2008.

We have investments in advised funds and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in income (loss) from advised funds and other affiliates in our statement of operations. We serve as the general partner of our advised funds and receive asset management fees for such service, which are calculated as a percentage of equity under management.

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

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land. We did not capitalize any interest or taxes during the year ended December 31, 2010. During the year ended December 31, 2009, we capitalized interest and taxes in the amount of $20,000 related to properties under development.

Acquired Properties and Acquired Lease Intangibles – We account for operating real estate acquisitions pursuant to ASC 805, Business Combinations as we believe most operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, out of market debt, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above market and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2010, we owned no properties which were classified as real estate held for sale. During 2009, we reclassified $2.7 million of real esate held for sale to held for investment. Additionally, we reclassified $2.2 million of building to investment in direct financing leases upon execution of a lease.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the year ended December 31, 2010, we recognized impairment charges of $3.5 million related to six non-core, single-tenant assets. We recognized an impairment charge of $441,000 for the year ended December 31, 2009 related to our acquisition of REITPlus’s net assets. We recognized an impairment charge of $1.5 million for the year ended December 31, 2008 related to four properties that represent non-core real estate assets, three of which have subsequently been disposed. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2010 and 2009, we had an allowance for uncollectible accounts of $2.1 million and $1.0 million, respectively, related to our tenant receivables. During the years ended December 31, 2010, 2009 and 2008, we recorded bad debt expense in the amount of $1.6 million,$1.0 million and $1.3 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. During the years ended December 31, 2010, 2009 and 2008, we recovered $360,000, $199,000 and $555,000 respectively, related to tenant receivebles that had previously been reserved. Bad debt expenses and any recoveries related to tenant receivables are included in property expense. Following is a summary of activity within our allowance for uncollectible accounts ($ in thousands):

	Years Ended December 31,
	2010	2009	2008
Beginning of period	1,025	501	157
Additional reserves	1,579	1,008	1,291
Collections/reversals	(360)	(386)	(184)
Write-offs	(176)	(98)	(763)
End of period	2,068	1,025	501

Accounts receivable – Included in accounts receivable are various receivables that arise in the normal course of operating our business including a $1.3 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center. During the year ended December 31, 2010, we reversed $51,000 of bad debt expense related to miscellaneous receivables that were collected during the period. During the years ended December 31, 2009 and 2008, we recorded bad debt expense of $109,000 and $50,000, respectively, related to miscellanous receivables. Bad debt expense and any related recoveries on general receivables are included in general and administrative expense. Additionally, during 2008, we recorded bad debt expense of $282,000 related to construction receivables that we specifically identified as potentially uncollectible based on our assessment of the customer’s credit-worthiness. We believe such reserved amounts to be potentially uncollectible based on our assessment of the vendor’s credit-worthiness and other considerations. Bad debt expense and any related recoveries on construction services receivables are included in construction expense (discontinued operations).

Notes receivable – Included in notes receivable is $4.6 million due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. During the first quarter of 2009, we collected $1.5 million on this note from the buyer. In January 2010, we received a $50,000 extension fee from the buyer ($25,000 in cash and $25,000 added to the balance of the note) and extended the loan to December 31, 2010. Included was an option to extend to December 31, 2011 if the borrower could provide a commitment for a construction loan on the property. The borrower was unable to obtain a commitment for a construction loan, and the note matured, unpaid, on December 31, 2010. The borrower is making principal and interest payments as if the loan had been extended. We are currently in discussions with the borrower as to possible remedies and have recorded a $1.3 million impairment on the note (see “Fair Value Measurements” section below).

Also included in notes receivable is $187,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2010 and 2009, we had an allowance for uncollectible notes receivable of $99,000 and $0, respectively. During the years ended December 31, 2010, 2009 and 2008, we recorded bad debt expense related to tenant notes receivable of $99,000, $0, and $0, respectively.

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated advised funds related to the acquisition or development of properties. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the funds’ ownership interests in various properties. During the year ended December 31, 2010, we, as the general partner of AmREIT Income and Growth Fund (“AIGF”), approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believe that the fund will be unable to repay the full balance after settlement of its other obligations.

	December 31, 2010			December 31, 2009
Related Party	Face Amount	Reserve	Carrying Amount	Face Amount	Reserve	Carrying Amount
AmREIT Income and Growth Fund, Ltd	$3,157	($500)	$2,657	$2,919	—	$2,919
AmREIT Monthly Income and Growth Fund III, Ltd	913	—	$913	1,376	—	$1,376
AmREIT Monthly Income and Growth Fund IV, L.P.	1,290	—	$1,290	229	—	$229
Casa Linda, LP	0	—	$0	145	—	$145
Total	$5,360	($500)	$4,860	$4,669	$0	$4,669

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

DEFERRED COSTS, NET

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to deferred loan costs totaled $1.3 million as of December 31, 2010 and 2009. Accumulated amortization related to leasing costs totaled $1.2 million and $902,000 as of December 31, 2010 and 2009, respectively.

DEFERRED COMPENSATION

Our deferred compensation and long term incentive plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us, and provide key employees the opportunity to participate in the success of our affiliated actively-managed advised funds through the economic participation in our general partner companies. All long term compensation awards are designed to vest over a period of three to seven years and promote retention of our team.

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

The following table presents restricted share activity during the years ended December 31, 2010 and 2009:

	2010		2009
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	278,192	$8.20	292,305	$7.67
Granted	185,500	9.50	64,055	9.06
Vested	(21,095)	8.23	(78,168)	6.99
Forfeited	(11,422)	7.59	—	—
End of period	431,175	8.78	278,192	8.20

The weighted-average grant date fair value of restricted shares issued during the years ended December 31, 2010 and 2009 was $9.50 per share and $9.06 per share, respectively. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $174,000 and $546,000 respectively. Total compensation cost recognized related to restricted shares during the three years in the period ended December 31, 2010 was $496,000, $499,000 and $478,000, respectively. As of December 31, 2010, total unrecognized compensation cost related to restricted shares was $2.5 million, and the weighted average period over which we expect this cost to be recognized is 3.7 years.

Tax-Deferred Retirement Plan (401k) - We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be invested in an array of large, mid and small cap mutual funds. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. As of December 31, 2010, and 2009, there were 33, and 36 participants enrolled in the plan. Employer contributions to the plan were $87,000, $86,000 and $109,000, respectively, for the three years ended December 31, 2010, 2009 and 2008.

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

Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and advised funds as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our advised funds are treated for federal income tax purposes as taxable REIT subsidiaries (collectively, the “Taxable REIT Subsidiaries”).

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $320,000, $271,000 and $279,000 respectively, for the Texas Margin Tax for the years ended December 31, 2010 2009 and 2008.

Deferred Tax Assets - To the extent that we have deferred tax assets at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize those asset. In making that determination, we will consider our current financial position, our results of operations for the current and preceding years, and our expectation of future operations. During the year ended December 31, 2010, we recorded a valuation allowance of $2.5 million which represents the full balance of our deferred tax asset as we believe it is not more likely than not to be realized.

EARNINGS PER SHARE

Effective January 1, 2009, we report both basic and diluted earnings per share using the two-class method as prescribed by ASC 260, Earnings Per Share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method determines EPS based on distributed earnings (i.e. dividends declared on common stock and any participating securities) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Our unvested restricted shares contain rights to receive non-forfeitable dividends and thus are participating securities. However, our unvested restricted shares do not have a contractual obligation to share in losses and therefore are not allocated any undistributed losses.

In the current year, we determined that undistributed losses had been allocated to both our common and unvested restricted shares in prior periods. As such, prior period amounts have been adjusted to reflect our EPS using the two-class method. EPS for the year ended December 31, 2009, was initially reported at $(1.88) in previously filed financial statements. This adjustment was not material to any current or prior period financial statements.

The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the years ended December 31,
	2010	2009
Continuing Operations
Income (loss) from continuing operations attributable to common shareholders	(1,009)	2,905
Less: Dividends paid to Class C and D stockholders	―	(18,528)
Less: Dividends attributable to unvested restricted shareholders	(194)	(139)
Plus: Loss attributable to non-controlling interests	(173)	(121)
Basic and Diluted — Loss from continuing operations	(1,376)	(15,883)
Discontinued Operations
Basic and Diluted — Income from discontinued operations	7,314	2,350
Net income (loss) attributable to common shareholders after allocation to participating securities	5,938	(13,533)

Number of Shares:
Basic and Diluted — Weighted average shares outstanding	22,672	6,824

Basic and Dilluted Earnings Per Share
Loss from continuing operations attributable to common shareholders	$(0.06)	$(2.32)
Income from discontinued operations attributable to common shareholders	$0.32	$0.34
Net income (loss) attributable to common shareholders	$0.26	$(1.98)

Weighted average shares outstanding do not include unvested restricted shares totaling 431 and 278 at December 31, 2010 and 2009, respectively. Earnings per share for 2008 was determined by dividing let loss available to stockholders divided by the total weighted average shares, which includes restricted stock. As stated above, the two-class method requirements were effective January 1, 2009 and were not retroactive to the 2008 period.

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

Real Estate Investments

We are actively marketing several of our non-core, single-tenant assets for sale, although they are not classified as held-for-sale as of December 31, 2010 as we are unsure of the likelihood that those properties can be sold within the next 12 months. As a result of these marketing efforts, we discovered a negative trend in the market for non-credit, single tenant assets which triggered an impairment analysis. As noted in the “Impairments” paragraph above, we determined the fair value of the properties using assumptions about holding periods, cap rates, market rental rates, operating expenses, tenant credit-worthiness and tenant improvement allowances for each property as well as certain macroeconomic factors. As such, we have determined that the fair value measurements fall within Level 3 of the fair value hierarchy.

Notes Receivable

Our notes receivable consist of $4.6 million due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property as well as $87,000 in notes receivable, net, from various tenants. Our determination of the fair value of notes receivable from tenants is treated similar to tenant accounts receivable in that we determine an allowance for the uncollectible portion based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. We also recorded a $1.3 million impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. On December 31, 2010, the borrower was unable to provide a commitment for a construction loan necessary to extend the maturity date, and the note matured, unpaid. Accordingly, we reduced the note receivable to the fair value of the underlying collateral which was determined by calculating an average, per-acre price of vacant tracts of land sold near downtown Dallas, Texas within the past three years. We have concluded that our valuation of tenant notes receivable are classified in Level 3 of the fair value hierarchy, and our valuation of the seller-financing note is classified in Level 2 of the fair value hierarchy.

Notes Reveivable – Related Party

During the year ended December 31, 2010, we approved a plan to begin liquidating the assets owned by AIGF, one of our advised funds. Using valuation techniques similar to those used for our own properties (described in the “Real Estate Investments” paragraph above), we determined likely terminal values for these properties and assessed the likelihood that we would be able to recover the carrying value of our note receivable from AIGF after it settles its obligations with its other creditors. Accordingly, we recorded an impairment of $500,000 to reduce the carrying value of our notes receivable – related party. We have determined that these fair value measurements fall within Level 3 of the fair value hierarchy.

Notes Payable and Other Financial Instruments

Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes and revolving line of credit approximate their carrying values. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on our estimates, the fair value of our fixed-rate notes payable was approximately $141 million and $133 million at December 31, 2010 and 2009, respectively.

Derivative Financial Instruments

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3

Real estate investments	$—	$—	$5,981
Notes receivable	—	3,288	87
Notes receivable - related party	—	—	2,657
Notes payable	—	140,751	—
Derivative liability	—	346	—

NEW ACCOUNTING STANDARDS

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities in ASC 810 - Consolidation. The amendments significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity concept. We adopted the provisions of ASC 810 on January 1, 2010. Such adoption did not have an effect on our results of operations or financial position.

DISCONTINUED OPERATIONS

As further discussed in Note 13, we sold 21 single-tenant, non-core assets during the year ended December 31, 2010. Also, during the third quarter of 2008, we exited the general contracting business and the fund-raising business. These businesses and the disposed properties have been reflected as discontinued operations in the accompanying statement of operations. We ceased all of the general contracting operations during 2009 and had no properties that were held for sale as of December 31, 2010 or 2009. We had two properties held for sale as of December 31, 2008. The following is a summary of our discontinued operations for the years ended December 31, 2010, 2009, and 2008 (in thousands, except for per share data):

	For the Years Ended December 31,
	2010	2009	2008
Rental revenue	$313	$473	$597
Earned income from direct financing leases	1,405	2,240	2,009
Real estate fee income - related party	—	—	114
Construction management fee income	—	—	1,475
Construction management fee income - related party	—	1,002	7,186
Securities commission income - related party	—	—	1,365
Interest and other income	19	—	143
Interest and other income - related party	—	—	5
Gain on sale of real estate held for investment	1,216	—	924
Gain on sale of real estate held for resale, net of tax	5,384	1,897	229
Total revenues	8,337	5,612	14,047
Other general and administrative	(63)	46	2,970
Property expense	4	35	251
Construction costs	3	981	8,050
Legal and professional	23	125	251
Securities commissions	—	—	963
Depreciation and amortization	10	33	57
Restructuring charges	—	—	2,456
Impairment charge	—	—	1,011
Interest expense	926	1,373	1,447
Federal income tax expense (benefit)	120	669	(1,403)
Total expenses	1,023	3,262	16,053
Income (loss) from discontinued operations	7,314	2,350	(2,006)
Basic and diluted Income (loss) from discontinued operations per class A common share	$0.32	$0.34	$(0.35)

Restructuring charges - Restructuring charges consists of $1.9 million related to the write-off of organization and offering costs incurred by AmREIT’s securities business attributable to REITPlus and approximately $536,000 related to the wind down and severance costs related to employees terminated as part of the restructuring. Of the $536,000 in costs, $66,000 is attributable to our general contracting business (included in our real estate segment) and $470,000 is attributable to our securities operation. We incurred no further severance costs during the years ended December 31, 2010 and 2009.

Following is a discussion of significant accounting policies that were applicable to the general contracting and fund-raising business that we exited in the third quarter of 2008:

General Contracting - Revenues from fixed-price construction contracts were recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-percentage-fee contracts were recognized on the basis of costs incurred during the period plus the percentage fee earned on those costs. Construction contract costs included all direct material and labor costs and any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined. Changes in job performance, job conditions, and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements that resulted in revisions to costs and income and were recognized in the period in which the revisions were determined. Any profit incentives were included in revenues when their realization was reasonably assured. An amount equal to contract costs attributable to any claims was included in revenues when realization was probable and the amount could be reliably estimated. Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables were generally billed and collected within the twelve months following the date of our balance sheet, and advance billings were generally earned within the twelve months following the date of our balance sheet.

Fund raising business – Securities commission income was recognized as units of our advised funds were sold through our wholly-owned subsidiary, AmREIT Securities Company. Securities commission income was earned as the services were performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it included a selling commission of between 6.5% and 7.5%, a dealer-manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission was then paid to the unaffiliated selling broker-dealer and reflected as securities commission expense.

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

Cash on deposit with qualified intermediary represents the proceeds that remain on deposit from the sale of properties owned by AAA CTL Notes, Ltd. (See Note 5) in September 2010. The sale generated $14.1 million in proceeds, $9.4 million of which remains on deposit with a qualified intermediary in accordance with Section 1031 of the Code. See Note 15 for a subsequent event involving an acquisition partially financed with this cash.

RECLASSIFICATIONS

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation used in the current year consolidated financial statement. During 2009, we reclassified $2.6 million of real estate held for sale to real estate held for investment and $2.2 million of building to investment in direct financing lease.

3. OPERATING LEASES

Our operating leases range from one to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2010 is as follows (in thousands):

2011	$21,829
2012	19,790
2013	16,923
2014	14,396
2015	10,412
Thereafter	51,472
$134,822

4. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company’s net investment in its direct financing leases at December 31, 2010 and 2009 included (in thousands):

	2010	2009
Minimum lease payments receivable	$—	$44,891
Unguaranteed Residual Value	—	2,360
Less: Unearned Income	—	(26,194)
	$—	$21,057

During the year ended December 31, 2010, we sold our IHOP portfolio, which consisted of 19 single-tenant properties leased to IHOP in various states around the country, as well as a single tenant asset in San Antonio, Texas, on which we constructed a building and executed a long-term lease with Walgreens. Together, these sold portfolios represented 100% of our investment in direct financing leases.

5. INVESTMENTS IN ADVISED FUNDS AND OTHER AFFILIATES

AAA CTL Notes, Ltd.

AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”). AAA is a majority-owned subsidiary through which we purchased 15 IHOP Corp. (“IHOP”) leasehold estate properties and two IHOP fee simple properties. We consolidate AAA in our financial statements. During 2009, AmREIT Income & Growth Fund, Ltd. (“AIGF”), an affiliated fund, assigned to AmREIT its 19.6% ownership interest in AAA valued at $1.2 million in exchange for a corresponding reduction in AIGF’s note payable to AmREIT.

In September 2010, AAA sold its 17 IHOP properties to a third party for a gain of $4.9 million. This transaction generated proceeds of $14.1 million, of which $9.4 million remains on deposit with a qualified intermediary to be used for future property acquisitions in accordance with Section 1031 of the Code. The remaining proceeds have been distributed to the partners of AAA CTL Notes, Ltd. We had previously assigned 50% of the residual economic interest in the general partner of AAA CTL Notes, Ltd. to certain of our key employees. As a result of this sale and the performance of the AAA CTL Notes, Ltd. partnership since its inception, $2.9 million was distributed to these key employees and is presented as a reduction of the gain on real estate acquired for resale in the accompanying consolidated financial statements.

Advised Funds

As of December 31, 2010, we owned, through wholly-owned subsidiaries, interests in five limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These advised funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these advised funds range from 2.1% to 3.0%. See Note 12 regarding transactions we have entered into with our advised funds.

AmREIT Income & Growth Fund, Ltd. (“AIGF”) — AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIGF. We currently own an approximate 2.0% limited partner interest in AIGF. Pursuant to the AIGF limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (AIGC) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation (“MIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.4% limited partner interest in MIG. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

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

AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. We currently own an approximate 1.1% limited partner interest in MIG III.Certain members of our management team have been assigned a 28.5% aggregate residual interest in the income and cash flow of MIGC III. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) — AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own an approximate 1.6% limited partner interest in MIG IV. Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC IV) as, if and when the annual return thresholds have been achieved by the limited partners.

The following table sets forth certain financial information for the AIGF, MIG, MIG II, MIG III and MIG IV advised funds:

				Sharing Ratios(1)
Advised Fund	Capital under management	LP interest	GP interest	LP	GP	LP Preference
AIGF	$3 million	2.0%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				70%	30%	15%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG	$15 million	1.4%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	99%	1%	8%
				85%	15%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	99%	1%	10%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG IV	$50 million	1.6%	1.0%	99%	1%	8.5%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

(1) Using AIGF as an example of how the sharing ratios and LP preference provisions are applied, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

Other Affiliates

Other than the advised funds, we have investments in entities that are accounted for under the equity method because we exercise significant influence over such entities. We record our pro rata share of income or loss from the underlying entity based on our ownership interest.

AmREIT Woodlake, L.P. - In 2007, we invested $3.4 million in AmREIT Woodlake, LP for a 30% limited partner interest in the partnership. AmREIT Woodlake LP was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in Woodlake Square to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. In July 2010, we and our affiliated partners entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 1% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. AmREIT Woodlake, LP recorded an impairment on the transaction. Our portion of such impairment was approximately $62,000 and has been recorded in loss from advised funds and other affiliates in our consolidated statements of operations.

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2010, we hold a 10% interest in the Woodlake Pointe Shopping Center.

AmREIT SPF Shadow Creek, L.P. - As part of the AmREIT and REITPlus merger in November 2009 (see further discussion in Note 2), we acquired a 10% investment in AmREIT SPF Shadow Creek, LP which was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000 which were recorded as an other-than-temporary impairment. See further discussion in Note 2 regarding the fair value considerations and related accounting treatment for the interest in the Shadow Creek Ranch property as part of AmREIT’s November 2009 acquisition of REITPlus’s net assets.

Combined condensed financial information for the advised funds and other affiliates (at 100%) is summarized as follows:

	As of December 31,
Combined Balance Sheets (in thousands)	2010	2009
Assets
Property, net	$226,679	$269,202
Cash	12,315	9,700
Notes receivable	3,376	8
Other assets	46,215	60,135
Total Assets	288,585	339,045

Liabilities and partners’ capital:
Notes payable (1)	151,190	175,805
Other liabilities	18,368	21,988
Partners capital	119,027	141,252
Total Liabilities and Partners’ Capital	$288,585	$339,045

AmREIT share of Partners’ Capital	$8,036	$9,527

	Years ended December 31,
Combined Statement of Operations (in thousands)	2010	2009	2008
Revenue
Total Revenue	$18,778	$15,449	$21,963

Expense
Interest	9,342	6,976	8,269
Depreciation and amortization	15,797	7,295	9,483
Other	10,864	10,147	11,042
Total Expense	36,003	24,418	28,794

Net loss	$(17,225)	$(8,969)	$(6,831)

AmREIT share of Net loss	$(1,186)	$(604)	$(894)

(1)          Includes $5.4 million and $4.7 million payable to us as of December 31, 2010 and 2009, respectively.

6. ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization expense related to in-place leases was $1.4 million, $1.9 million and $3.3 million during the years ended December 31, 2010, 2009, and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $104,000, $325,000 and $347,000 during the years ended December 31, 2010, 2009, and 2008, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $300,000, $380,000 and $1.3 million during the year ended December 31, 2010, 2009, and 2008, respectively. Such accretion is recorded as an increase to rental income. In connection with our acquisition of the 500 Lamar property (see Note 13), we recorded acquired lease intangible assets related to in-place leases and above-market leases of $272,000 and $31,000, respectively. We also recorded acquired lease intangible liabilities related to below-market leases of $53,000.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	December 31, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$16,891	$17,080
In-place leases – accumulated amortization	(11,121)	(10,165)
Above-market leases	2,014	1,983
Above-market leases – accumulated amortization	(1,809)	(1,704)
Acquired leases intangibles, net	$5,975	$7,194

Acquired lease intangible liabilities:
Below-market leases	$3,813	$3,840
Below-market leases – accumulated amortization	(2,328)	(2,108)
Acquired below-market lease intangibles, net	$1,485	$1,732

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31	Amortization expense (in- place lease value)	Rental income (above and below-market rent)
2011	$1,121	$191
2012	902	188
2013	689	177
2014	524	160
2015	487	143
	$3,723	$859

7. NOTES PAYABLE

The Company’s outstanding debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009

Fixed-rate mortgage loans (1)	$132,729	$151,406
Variable-rate secured line of credit	11,700	19,529
Variable-rate secured loans	17,419	12,041
Total	$161,848	$182,976

(1) Included in Fixed-rate Mortgage Loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument through the execution of an interest rate swap agreement.

In December 2010, we extended our $25.0 million secured credit facility (the “Facility”) available to us for the acquisition of properties and for working capital. The Facility’s new interest rate is LIBOR plus a spread of 3.50%, with a floor of 4.75%, and we paid the lender an extension fee of approximately $94,000. The maturity date is June 30, 2013. The Facility’s borrowing base is determined based on the properties that are pledged as security on the Facility, and it contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurance of default, limit distributions to our shareholders. As of December 31, 2010, we are in compliance with all covenants. As of December 31, 2010, the interest rate was 4.75% and we had $11.7 million outstanding on the Facility. We have approximately $12.2 million available under the Facility, subject to the covenants above.

As of December 31, 2010, the weighted average interest rate on our fixed-rate debt is 5.08%, and the weighted average remaining life of such debt is 4.50 years. During the years ended December 31, 2010 and 2009, we executed the following debt-related transactions:

2010
	•	In December 2010, we assumed a $1.8 million mortgage in connection with our acquisition of our 500 Lamar property in Austin, Texas.
•

In December 2010, we refinanced the mortgages on our Plaza in the Park and Cinco Ranch properties with five-year notes that each bear interest at a fixed rate of 3.45%. This transaction generated proceeds of $8.3 million, net of prepayment penalties which totaled $718,000. We used the proceeds to pay off the $2.6 million note on our Terrace Shops property, which incurred an additional prepayment penalty of $270,000, and to pay down a portion of the outstanding balance on the Facility. Together, these transactions will result in interest savings of approximately $700,000 annually over the term of the new loans.

	•	In December 2010, we renegotiated the terms of the Facility which reduced the interest rate floor to 4.75% and extended the maturity date to June 30, 2013 (see discussion above).
	•	In September 2010, we extinguished $12.3 million of debt in connection with the sale of the IHOP portfolio (see discussions in Note 5 above and Note 13 below).
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

	•	In July 2010, we extinguished $5.0 million of debt on one of our single-tenant properties upon sale to a third party.
	•	In June 2010, we procured $6.8 million of long-term financing secured by the pad sites on our MacArthur Park property located in Dallas, Texas.
2009
	•	In September 2009, we procured $7.0 million of long-term financing secured by our Lake Woodlands property and four single-tenant properties located in Houston, Texas.

As of December 31, 2010, scheduled principal repayments on notes payable and the Facility were as follows (in thousands):

Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$764	18,918	19,682
2012	562	—	562
2013	606	22,373	22,979
2014	1,238	—	1,238
2015	1,265	50,428	51,693
Beyond five years	1,162	64,309	65,471
Unamortized debt premiums	—	223	223
Total	$5,597	$156,251	$161,848

8. DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time primarily to manage exposures to interest rate risks. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, we entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was placed in conjunction with the refinancing of the MacArthur Park property. The fair value of the swap was a liability of $346,000 at December 31, 2010. The swap settles monthly with an amount paid to or received from our counterparty, which is recorded as an adjustment to interest expense. For the years ended December 31, 2010, 2009 and 2008, we have paid $359,000, $346,000 and $0, respectively, related to this swap which is included in interest expense.

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

9. CONCENTRATIONS

As of December 31, 2010, three properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas, MacArthur Park in Irving, Texas and Plaza in the Park in Houston, Texas which accounted for 22%, 17% and 10% of total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 14 of our properties are located in the Houston metropolitan area. These Houston properties represent 62.9%, 61.7% and 59.0% of our base rental income for the years ended December 31, 2010, 2009 and 2008, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base revenues generated by the Company’s top tenants for each of the last three years (in thousands):

	Year ended December 31,
	2010	2009	2008
Kroger	$2,192	$2,116	$2,116
IHOP Corporation (1)	1,419	2,206	2,228
CVS/pharmacy	922	922	922
Walgreens (2)	530	697	299
Landry’s Seafood House	502	503	716
Hard Rock Café	497	468	442
TGI Friday’s	451	449	435
Champps Americana	422	422	422
Golden Corral	419	419	413
Paesanos	408	383	355
	$7,762	$8,585	$8,348

(1) –	In September of 2010, we sold all 19 of our IHOP properties
(2) –	In July 2010, we sold a property on which Walgreens was the sole tenant. We expect future rents from Walgreens to be consistent with the year ended December 31, 2008.

10. FEDERAL INCOME TAXES

Non-taxable Operations - We qualify as a REIT under the provisions of the Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders. To maintain our REIT status, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements. Our stockholders must report their share of income distributed in the form of dividends. At December 31, 2010 the net tax and book bases of real estate assets were $267.8 million and $279.3 million, respectively. At December 31, 2009 the net tax and book bases of real estate assets were $287.1 million and $283.8 million, respectively.

Taxable Operations - Income tax expense (benefit) is attributable to the operations of our taxable REIT subsidiaries and consists of the following for the years ended December 31, 2010, 2009 and 2008 which is included in income tax expense (benefit) or in discontinued operations as appropriate ($ in thousands):

	2010	2009	2008
Current - federal	$(31)	$—	$(861)
Current - state	346	326	258
Deferred - federal	(819)	469	(1,292)
Valuation allowance	2,482	—	—
Total income tax expense (benefit)	$1,978	$795	$(1,895)

The effective tax rate of (70%) differs from the statutory tax rate of 34% as a result of the valuaton allowance that we recorded on our deferred tax assets as of December 31, 2010. No other significant permanent differences exist between book and taxable income of the Taxable REIT Subsidiaries. The Taxable REIT Subsidiaries had a gross deferred tax asset of $2.5 million and $1.8 million at December 31, 2010 and 2009, respectively. The deferred tax assets relate to impairments taken on certain of our non-core, single-tenant properties located in tertiary markets as well as to income received from transactions with our advised funds. The impairments are not deductible for tax purposes until realized upon disposition of the properties, and the fees from our advised funds have been subject to tax, but have been deferred for financial reporting purposes. We recorded a valuation allowance of $2.5 million on the net deferred tax assets as of December 31, 2010, as we believe it is not more likely than not that the future benefits associated with these deferred tax assets will be realized.

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

11. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Recapitalization and Merger – As further discussed in Note 2, the AmREIT Class C and D common shares were converted into AmREIT Class A common shares in November 2009 pursuant to the AmREIT Declaration of Trust. The AmREIT Class A shares were then simultaneously exchanged on a 1:1 basis for AmREIT, Inc. shares. Upon consummation of the AmREIT recapitalization and the simultaneous merger with REITPlus, AmREIT, Inc. has a single class of common stock outstanding as further described below.

Common Stock - Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of December 31, 2010, there were 22,950,952 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

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

12. RELATED PARTY TRANSACTIONS

See Note 5 regarding investments in advised funds and other affiliates and Note 2 regarding notes receivable from affiliates.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our advised funds. We own 100% of the stock of the companies that serve as the general partner for the funds. Real estate fee income of $2.4 million, $2.6 million and $4.3 million ($114,000 related to discontinued operations) were paid by the funds to the Company during the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, construction revenues (included in discontinuted operations) of $0, $1.0 million and $7.2 million were earned from the advised funds during the years ended December 31, 2010, 2009 and 2008, respectively. Construction management fee income of $349,000, $450,000, and $410,000 were earned from the advised funds during the years ended December 31, 2010, 2009 and 2008, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $1.5 million, were paid by the funds to us during each of the three years ended December 31, 2010, 2009 and 2008, respectively. Additionally, we were reimbursed by the advised funds $1.0 million, $1.2 million and $858,000 during the years ended December 31, 2010, 2009 and 2008, respectively, for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

As a sponsor of our advised funds, we maintain a 1% general partner interest in each of the advised funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the stockholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

13. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

2010

In July 2010, the general partner of AmREIT Woodlake, L.P. entered into a joint venture agreement with a third party whereby the new partner acquired a 90% interest in the sole property owned by AmREIT Woodlake, L.P. As a result of this transaction, we now hold a 1% interest in the property. See further discussion in Note 5 above.

During the third quarter of 2010, we sold 21 non-core, single tenant assets to third parties which generated net proceeds of $19.5 million and resulted in total gains of $6.6 million. In conjunction with the sales, we extinguished outstanding debt in the amount of $17.4 million that was secured by the properties. Of these net proceeds, $12.8 million were deposited with a qualified intermediary to be used for the future acquisition of properties in accordance with section 1031 of the Code.

In December of 2010, we acquired a multi-tenant retail center in Austin, Texas using a combination of funds on deposit with the qualified intermediary and the assumption of a $1.8 million mortgage. The property consists of 12,795 square feet located on the Northwest corner of the intersection of 5th Street and Lamar. The center consists of local boutique tenants with spaces ranging from 1,000 to 2,500 square feet and is 100% occupied as of December 31, 2010 with a weighted average remaining lease term of 4.9 years. As of December 31, 2010, $9.4 million remains on deposit with the qualified intermediary.

2009

There were no real estate acquisitions or dispositions during 2009, except for the acquisition of REITPlus’s net assets in conjunction with the merger as described in Note 2.

2008

During 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas, that we developed for a national drugstore tenant with whom we executed long-term lease. Additionally, we sold four properties which were recorded as real estate held for sale. Three of these sales generated aggregate proceeds of $3.5million which generated a $924,000 gain. The fourth sale was consummated in November 2008 and is expected to generate proceeds of $6.0 million, $5.5 million of which was seller-financed. We recognized a gain of $229,000 on this transaction in the fourth quarter of 2008 and recorded a deferred gain of $2.9 million which recognized in 2009 as we received $1.5 million in principal payments on the note receivable from the buyer.

14. COMMITMENTS

In April 2010, we signed a new lease agreement for our office facilities which expires October 31, 2012. In addition, we lease various office equipment. Rental expense for the years ended December 31, 2010, 2009 and 2008 was $182,000, $378,000 and $386,000, respectively.

A summary of future minimum lease payments for the office lease and equipment follows (in thousands):

2011	$192
2012	171
Total	$363

We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements. During 2009, the Company was involved in one litigation matter which was previously disclosed in the Company’s SEC filings. This litigation matter was settled in February 2010 to the mutual satisfaction of both parties.

15. SUBSEQUENT EVENTS

Except as disclosed below, we did not have any material subsequent events that impacted our consolidated financial statements.

On February 25, 2011, we completed the acquisition of The Market @ Lake Houston, a 101,799 square foot grocery anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas. The property was built in 2001 and 2002 and is 100% leased and occupied. The anchor tenant is HEB Grocery and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for a combination of cash and the assumption of $15.7 million of mortgage debt. This debt matures on January 1, 2016 and is payable interest-only at a fixed rate of 5.75% per year. The cash component of the acquisition was funded using a portion of the restricted cash on deposit with the qualified intermediary. The property was owned by two of our advised funds.

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 25 properties located in four states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

Our real estate operating and development business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction (discontinued operation), and asset and property management services to our publicly traded portfolio and advised funds as well as to third parties. Our securities operation, a business that we exited in the third quarter of 2008, consisted of a FINRA-registered broker-dealer business that, through the internal securities group, raised capital from the independent financial planning marketplace. The advised funds that we sponsor sell limited partnership interests and non-listed REIT securities to retail investors. We invest in these funds as both the general partner and a limited partner in the case of the limited partnerships. These advised funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years with respect to the limited partnerships.

		Advisory Services
For the year ended December 31, 2010 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income	$28,959	$525	$—	$29,484
Lease termination fee income	—	—	—	—
Real estate fee income	—	15	—	15
Real estate fee income - related party	10	2,365	—	2,375
Construction management fee income	—	349	—	349
Asset management fee income	—	—	1,480	1,480
Total revenue	28,969	3,254	1,480	33,703

General and administrative	2,007	3,983	143	6,133
Property expense	8,293	22	—	8,315
Legal and professional	1,169	(13)	9	1,165
Real estate commissions	9	5	—	14
Depreciation and amortization	6,595	80	—	6,675
Inpairment Charge	2,664	2,623	—	5,287
Total expenses	20,737	6,700	152	27,589

Interest expense	(9,541)	—	—	(9,541)
Other income/ (expense)	2,496	1,156	(1,234)	2,418

Income from continuing operations	$1,187	$(2,290)	$94	$(1,009)

		Advisory Services
For the year ended December 31, 2009 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income	$29,178	$532	$—	$29,710
Lease termination fee income	1,065	—	—	1,065
Real estate fee income - related party	(6)	2,610	—	2,604
Construction management fee income - related party	—	450	—	450
Asset management fee income	—	—	1,530	1,530
Total revenue	30,237	3,592	1,530	35,359

General and administrative	1,579	4,760	137	6,476
Property expense	8,184	38	—	8,222
Legal and professional	1,067	565	35	1,667
Real estate commissions	1	1	—	2
Depreciation and amortization	7,305	89	—	7,394
Inpairment Charge	441	—	—	441
Total expenses	18,577	5,453	172	24,202

Interest expense	(9,146)	—	—	(9,146)
Other income/ (expense)	395	1,264	(765)	894

Income from continuing operations	$2,909	$(597)	$593	$2,905

		Advisory Services
For the year ended December 31, 2008 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income	$31,225	$502	$—	$31,727
Lease termination fee income	100	—	—	100
Real estate fee income - related party	—	4,316	—	4,316
Construction management fee income	—	41	—	41
Construction management fee income - related party	—	410	—	410
Asset management fee income	—	—	1,501	1,501
Total revenue	31,325	5,269	1,501	38,095

General and administrative	1,578	5,422	120	7,120
Property expense	8,890	13	—	8,903
Legal and professional	1,400	139	23	1,562
Real estate commissions	1	138	—	139
Depreciation and amortization	8,940	83	—	9,023
Inpairment Charge	—	484	—	484
Total expenses	20,809	6,279	143	27,231

Interest expense	(9,424)	(226)	308	(9,342)
Other income/ (expense)	450	755	(578)	627

Income from continuing operations	$1,542	$(481)	$1,088	$2,149

17. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010:
Revenues as reported	8,646	8,744	8,996	8,501
Reclassification from discontinued operations	(683)	(501)	—	—
Adjusted revenues	7,963	8,243	8,996	8,501
Net income (loss) available to AmREIT stockholders	677	637	8,285	(3,467)
Net income (loss) per share - basic and diluted	0.03	0.03	0.36	(0.16)

2009:
Revenues as reported	10,316	9,159	9,258	9,349
Reclassification from discontinued operations	(655)	(691)	(689)	(688)
Adjusted revenues	9,661	8,468	8,569	8,661
Net income (loss) available to AmREIT stockholders	60	(1,191)	(1,253)	(11,010)
Net income (loss) per share - basic and diluted	0.01	(0.25)	(0.26)	(1.48)

As discussed in the “Earnings Per Share” section under Note 2, prior period earnings per share amounts have been adjusted. EPS for the quarters ended March 31, June 30, September 30, and December 31, 2009, was initially reported at $0.01, $(0.22), $(0.24), and $(1.43), respectively, in previously filed financial statements. EPS for the quarters ended March 31, June 30, and September 30, 2010, was initially reported at $0.03, $0.03 and $0.35, respectively, in previously filed financial statements.

AmREIT, Inc. and Subsidiaries
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2010

	Initial Cost			Total Cost
			Cost Capitalized
	Building and		Subsequent to	Building and			Accumulated	Date	Encumbrances
Property Description	Improvements	Land	Acquisition (Note A)	Improvements	Land	Total	Depreciation	Acquired	(Note B)

SHOPPING CENTERS
Bakery Square, Texas	4,806,518	4,325,612	(943)	4,795,701	4,335,486	9,131,187	929,269	07-21-04	2,774,206
Cinco Ranch, Texas	11,558,491	2,666,534	103,584	11,660,383	2,668,226	14,328,609	2,270,459	07-01-04	9,750,000
Courtyard Square, Texas	1,777,161	4,133,641	24,400	1,784,450	4,150,752	5,935,202	380,709	06-15-04	—
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	1,270,683	3,653,174	1,369,064	5,022,238	1,283,443	06-03-98	3,033,071
McArthur Park Pads, Texas	5,853,816	6,946,048	123,041	5,976,856	6,946,049	12,922,905	1,284,662	12-15-05	6,770,441
McArthur Park, Texas	26,445,219	8,637,580	686,371	27,131,590	8,637,580	35,769,170	5,091,839	12-27-04	17,000,000
Plaza in the Park, Texas	17,375,782	13,257,976	453,229	17,825,195	13,261,792	31,086,987	3,469,328	07-01-04	23,250,000
Riverwalk, Texas	17,148,688	7,979,779	378,896	17,518,395	7,988,968	25,507,363	2,671,320	09-30-05	20,000,000
Sugar Land Plaza, Texas	3,016,816	1,280,043	71,019	3,087,835	1,280,043	4,367,878	1,018,432	07-01-98	2,159,709
Terrace Shops, Texas	2,544,592	2,212,278	136,874	2,681,466	2,212,278	4,893,744	502,741	12-15-03	—
Uptown Park, Texas	27,060,070	36,976,809	2,144,398	29,316,176	36,865,101	66,181,277	6,333,015	06-01-05	49,000,000
Uptown Plaza Dallas, Texas	14,129,798	9,295,665	(350,687)	13,778,549	9,296,227	23,074,776	1,982,294	03-30-06	10,673,150
Uptown Plaza, Texas	4,887,774	7,796,383	275,161	5,162,935	7,796,383	12,959,318	995,437	12-10-03	—
500 Lamar	1,640,623	2,530,178	—	1,640,623	2,530,178	4,170,801	—	12-10-10	1,802,058
Total Shopping Centers	140,630,451	109,404,978	5,316,026	146,013,328	109,338,127	255,351,455	28,212,948		146,212,635

SINGLE TENANT
410 and Blanco, Texas	—	1,318,418	165,742	50,943	1,433,217	1,484,160	16,546	12-17-04	—
Advance Auto, Illinois	—	552,258	(543,034)	5,473	3,751	9,224	n/a	06-03-04	—
CVS Pharmacy, Texas	—	2,665,332	23,664	—	2,688,996	2,688,996	n/a	01-10-03	—
Golden Corral, Texas	1,093,139	718,702	(687,192)	584,497	540,152	1,124,649	4,739	07-23-02	—
Golden Corral, Texas	1,290,347	553,006	(660,126)	744,607	438,620	1,183,227	7,051	07-23-02	—
McAlister Deli, Illinois	—	550,425	444,312	640,594	354,143	994,737	4,871	07-19-06	—
McAlister Deli, Illinois		1,051,862	(108,401)	247,337	696,124	943,461	1,837	11-30-07	—
Smokey Bones, Georgia		773,800	(60,414)	—	713,386	713,386	n/a	12-18-98	—
Sunbelt Rental, Illinois		402,080	610,035	791,147	220,968	1,012,115	5,837	05-23-07	—
TGI Friday’s, Maryland	—	1,473,613	860	—	1,474,473	1,474,473	n/a	09-16-03	—
TGI Friday’s, Texas	1,425,843	611,075	39,894	1,453,769	623,043	2,076,812	315,294	07-23-02	—
Woodlands Ring Road, Texas		8,957,570	1,299,179	1,083,097	9,173,652	10,256,749	50,587	02-01-07	3,712,917
Total Single Tenant	3,809,329	19,628,141	524,519	5,601,464	18,360,525	23,961,989	406,762		3,712,917

Total	$144,439,780	$129,033,119	$5,840,545	$151,614,792	$127,698,652	$279,313,444	$28,619,710		$149,925,552

Note A - The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold, tenant activity or reductions in our investments in properties accounted for as direct financing leases.
Note B - The Lake Woodlands Plaza property and five of the six pad sites at Woodlands Ring Road serve as collateral for a single note. The encumberances balance has been allocated according to the total historical cost of the properties securing the note. Also, the notes secured by the Cinco Ranch and Plaza in the Park properties contain a cross-collateralization clause whereas an event of default on one note constitutes an event of default on both notes.

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2010 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2007	$281,712,956	$15,625,671
Acquisitions / additions	8,890,260	28,975
Disposals	(5,745,486)	(702,750)
Impairment	(1,494,808)
Transfer to held for sale	(2,661,578)	(215,462)
Depreciation expense		4,984,872
Balance at December 31, 2008	$280,701,344	$19,721,306
Acquisitions / additions	$5,508,173	$349,504
Disposals	$(2,400,447)	$(127,458)
Depreciation expense		4,990,815
Balance at December 31, 2009	$283,809,070	$24,934,167
Acquisitions / additions	$10,794,709
Disposals	$(11,048,686)	$(451,194)
Impairment	$(4,241,649)	$(754,486)
Depreciation expense		$4,891,223
Balance at December 31, 2010	$279,313,444	$28,619,710

S-1