Form 10-Q
period 2011-03-31
AmREIT, Inc.
filed 2011-05-06
CIK 1397807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 6, 2011
AmREIT, Inc. Common Stock, $0.01 par value	23,186,107 shares

AmREIT, Inc.

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2011

Part I – Financial Information

Item 1.  Financial Statements.

AMREIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$131,435	$127,699
Buildings	153,603	140,532
Tenant improvements	11,659	11,083
	296,697	279,314
Less accumulated depreciation and amortization	(29,815)	(28,620)
	266,882	250,694

Acquired lease intangibles, net	9,065	5,975
Investments in advised funds and other affiliates	7,964	8,036
Net real estate investments	283,911	264,705

Cash and cash equivalents	709	655
Cash on deposit with qualified intermediary	―	9,370
Tenant receivables, net	2,498	3,058
Accounts receivable, net	1,241	2,206
Accounts receivable - related party, net	668	521
Notes receivable, net	3,390	3,375
Notes receivable - related party, net	5,053	4,860
Deferred costs, net	2,818	2,869
Other assets	2,176	2,229
TOTAL ASSETS	$302,464	$293,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$173,527	$161,848
Accounts payable and other liabilities	4,385	6,670
Acquired below market lease intangibles, net	1,496	1,485
Security deposits	763	778
TOTAL LIABILITIES	180,171	170,781

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	―	―
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,186,107 and 23,118,133 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	233	232
Capital in excess of par value	191,521	191,369
Accumulated distributions in excess of earnings	(69,143)	(68,160)
Accumulated other comprehensive loss	(266)	(346)
Cost of treasury stock, 7,144 and 4,217 shares as of March 31, 2011 and December 31, 2010, respectively	(52)	(28)
TOTAL STOCKHOLDERS’ EQUITY	122,293	123,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,464	$293,848

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three months ended March 31,
	2011		2010
Revenues:
Rental income from operating leases		$7,533	$7,094
Real estate fee income - related party		559	423
Construction management fee income - related party		72	77
Asset management fee income - related party		370	370
Total revenues		8,534	7,964

Expenses:
General and administrative		1,352	1,287
Property expense		1,728	1,693
Legal and professional		274	244
Real estate commissions		1	1
Depreciation and amortization		1,647	1,716
Total expenses		5,002	4,941

Operating income		3,532	3,023

Other income (expense):
Interest and other income		132	151
Interest and other income - related party		30	62
Loss from advised funds and other affiliates		(104)	(541)
Income tax benefit (expense) for taxable REIT subsidiary		(51)	89
Interest expense		(2,203)	(2,400)

Income from continuing operations		1,336	384

Income (loss) from discontinued operations		―	304

Net income including non-controlling interest		1,336	688

Net loss attributable to non-controlling interest		―	(11)

Net income available to stockholders		$1,336	$677

Net income per share of common stock - basic and diluted
Income before discontinued operations		$0.06	$0.02
Income from discontinued operations	$	―	$0.01
Net income		$0.06	$0.03

Weighted average shares of common stock used to compute net income per share, basic and diluted		22,729	22,638

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2011

(in thousands)

(unaudited)

	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at December 31, 2010	$232	$191,369	$(68,160)	$(346)	$(28)	$123,067
Net income including noncontrolling interest	―	―	1,336	―	―	1,336
Change in fair value of hedge liability	―	―	―	80	―	80
Deferred compensation issuance of restricted shares	―	(674)	―	―	―	(674)
Issuance of shares of common stock	1	673	―	―	―	674
Amortization of deferred compensation	―	132	―	―	―	132
Forfeitures of shares of common stock	―	21	―	―	(24)	(3)
Distributions	―	―	(2,319)	―	―	(2,319)
Balance at March 31, 2011	$233	$191,521	$(69,143)	$(266)	$(52)	$122,293

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interest	$1,336		$688
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recoveries)	(10)		51
Loss from advised funds and other affiliates	104		541
Cash receipts (deferrals) for related party fees	(12)		7
Depreciation and amortization	1,647		1,722
Amortization of above/below market rent	(50)		(39)
Amortization of loan premium and financing cost	100		116
Amortization of deferred compensation	132		74
Distributions from advised funds and other affiliates	―		36
Decrease in tenant receivables	555		182
Decrease in accounts receivable	965		17
Increase in accounts receivable - related party	(87)		(49)
Cash receipts from direct financing leases more than income recognized	―		72
Decrease in other assets	260		1,307
Decrease in accounts payable and other liabilities	(2,242)		(3,329)
Decrease in security deposits	(39)		(1)
Net cash provided by operating activities	2,659		1,395
Cash flows from investing activities:
Improvements to real estate, including leasing costs	(425)		(682)
Net cash paid for acquisition of investment properties	(4,689)		―
Loans to affiliates	(193)		(1,241)
Payments from affiliates	―		1,000
Additions to furniture, fixtures and equipment	(11)		―
Investments in advised funds and other affiliates	(36)		(66)
Distributions from advised funds and other affiliates	16		85
Cash received from qualified intermediary	9,370		―
Net cash provided by (used in) investing activities	4,032		(904)
Cash flows from financing activities:
Proceeds from notes payable	1,750		3,150
Payments of notes payable	(6,065)		(1,201)
Payments for financing costs	(3)		(3)
Purchase of treasury stock	―		(22)
Issuance of shares of common stock	―		(20)
Common dividends paid	(2,319)		(2,867)
Distributions to noncontrolling interests	―		(9)
Net cash used in financing activities	(6,637)		(972)

Net increase (decrease) in cash and cash equivalents	54		(481)
Cash and cash equivalents, beginning of period	655		1,067
Cash and cash equivalents, end of period	$709		$586
Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$1,972		$2,547
Taxes	142		19
Supplemental schedule of non-cash investing and financing activities:
Net cash paid for acquisition of investment properties:
Land	(3,740)		―
Buildings	(13,021)		―
Tenant improvements	(330)		―
Acquired lease intangibles, net	(3,344)		―
Notes payable	16,010		―
Accounts receivable - related party	(60)		―
Deferred costs	(42)		―
Other assets	(221)		―
Accounts payable and other liabilities	35		―
Security deposits	24		―
	$(4,689)	$	―

In 2011, we issued 70,900 restricted shares of common stock to employees as part of their compensation arrangements.  The restricted shares vest over a seven-year period.  We recorded approximately $674,000 in deferred compensation related to the issuance of the restricted shares.

In 2010, we issued 171,400 restricted shares of common stock to employees and directors as part of their compensation arrangements.  The restricted shares vest over a three to seven-year period. We recorded approximately $1.6 million in deferred compensation related to the issuance of the restricted shares.

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

1.  OUR RECENT HISTORY AND OUR BUSINESS

OUR BUSINESS

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that primarily owns, operates, acquires and selectively develops and redevelops premium-quality retail and mixed-use properties in high-traffic, densely populated, affluent areas with high barriers to entry.  We have elected to be taxed as a REIT for federal income tax purposes.  We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets.  Our shopping centers are typically anchored by national or regional supermarket chains, with the remaining tenant base being comprised predominantly of select national and local retailers.  Over our 25-year history, we have acquired, owned and operated retail properties across 19 states.

Today, our investment focus is predominantly concentrated in the affluent high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta which represent five of the top ten population and job growth markets in the United States.  We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The Texas economy is diverse, with employment spread broadly over sectors such as government services (including defense), professional and business services, education, healthcare and leisure and hospitality.  As part of our ongoing investment strategy, we intend to acquire properties located in submarkets within other major U.S. cities outside of Texas that have market characteristics similar to our existing Texas markets. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

As of March 31, 2011, our portfolio consisted of 26 wholly-owned properties totaling approximately 1.1 million gross rentable square feet which was 93% leased with a weighted average remaining lease term of 6.1 years.  In addition to our portfolio, we have an advisory services business which provides a full complement of real estate services to the properties within our portfolio as well as to eight real estate funds in which we have varying ownership interests in and manage on behalf of institutional and individual high-net-worth investors.  We refer to these real estate funds as the advised funds whose investment strategy is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of March 31, 2011, our advised funds held 20 properties with approximately 2.2 million gross rentable square feet which is 75% leased.

RECENT HISTORY

We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. (“REITPlus”), a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”). REITPlus was structured as an externally managed and advised REIT, with a wholly owned subsidiary of AmREIT providing investment advisory and property and corporate management services.

In November 2009, we completed a restructuring, which consisted of the merger of AmREIT with and into REITPlus, wherein AmREIT acquired REITPlus’s net assets, and the surviving entity was renamed AmREIT, Inc.  The restructuring resulted in the combination of AmREIT’s three classes of common shares of beneficial interest into a single common class of common stock.  All of the independent members of the boards of both AmREIT and REITPlus, as well as H. Kerr Taylor, who served as chairman and chief executive officer of both companies, now form our seven-member Board of Directors.

For accounting purposes, the transaction was treated as an asset acquisition, with AmREIT being the accounting acquirer deemed to have acquired the net assets of REITPlus. As a result, the financial statements beginning on page 1 reflect the historical position and results of operations of AmREIT prior to the merger and those of the combined company following the merger.

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

The accompanying consolidated financial statements included in this Report for the three months ended March 31, 2011 and 2010, are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included, and such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms.  Our leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, possession or control occurs on the lease commencement date.  In all cases we have determined we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.  Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2011 and 2010, we recognized percentage rents of $10,000 and $82,000, respectively.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.  We did not recognize any lease termination fees during the three months ended March 31, 2011 or 2010.

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

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost.  Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs.  Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress.  The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land.  We did not capitalize any interest or taxes during the three months ended March 31, 2011 or 2010.

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

Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less cost to sell.  Depreciation and amortization are suspended during the held for sale period.  As of March 31, 2011 and 2010, we owned no properties which were classified as real estate held for sale.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the three months ended March 31, 2011 and 2010, we did not recognize any impairment charges related to any of our properties. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management.  Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

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

	Three months ended March 31,
	2011	2010
Beginning balance	2,068	1,025
Additional reserves	149	157
Collections/reversals	(144)	(105)
Write-offs	(15)	(87)
Ending balance	2,058	990

Accounts receivable – Included in accounts receivable are various receivables that arise in the normal course of operating our business, including a $1.2 million receivable from the City of Pearland, Texas.  We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008.  The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center.  We did not record any bad debt expense related to accounts receivable during the three months ended March 31, 2011 or 2010.  Bad debt expense and any related recoveries on accounts receivable are included in general and administrative expense.

Notes receivable – Included in notes receivable is $4.6 million due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. In January 2010, we granted an extension to the buyer and extended the loan to December 31, 2010.  Included was an option to extend to December 31, 2011 if the borrower could provide a commitment for a construction loan on the property.  The borrower was unable to obtain a commitment for a construction loan, and the note matured, unpaid, on December 31, 2010.  The borrower is making principal and interest payments as if the loan had been extended.  We are currently in discussions with the borrower as to possible remedies and recorded a $1.3 million impairment on the note in 2010.  The impairment reduced the note receivable to the fair value of the underlying collateral which was determined by calculating an average, per-acre price of vacant tracts of land sold near downtown Dallas, Texas within the past three years.  Interest accruals are recorded directly to the reserve balance. Interest income is recorded to the extent that cash is received from the borrower.  During the three months ended March 31, 2011, we collected $96,000 from the borrower on this note, and we have recorded all of such payments in interest income in the accompanying consolidated statements of operations.

Also included in notes receivable is $190,000 in notes receivable from various tenants.  An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of March 31, 2011, and December 31, 2010, we had an allowance for uncollectible notes receivable of $88,000 and $99,000, respectively.  During the three months ended March 31, 2011 and 2010, we recorded bad debt recoveries related to tenant notes receivable of $11,000 and $0, respectively.

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated advised funds related to the acquisition or development of properties.  These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the funds’ ownership interests in various unencumbered properties.  During the year ended December 31, 2010, we, as the general partner of AmREIT Income and Growth Fund (“AIGF”), approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believe that the fund will be unable to repay the full balance after settlement of its other obligations.  As a result of the impairment, we have ceased recording interest income on the note.  Instead, interest accruals are recorded directly to the reserve balance. Interest income is recorded to the extent that cash is received from the borrower.

The following is a summary of the notes receivable due from related parties ($ in thousands):

	March 31, 2011			December 31, 2010
Related Party	Face Amount	Reserve	Carrying Amount	Face Amount	Reserve	Carrying Amount
AmREIT Income and Growth Fund, Ltd	$$3,209	$(542)	$2,667	$3,157	$(500)	$2,657
AmREIT Monthly Income and Growth Fund III, Ltd	1,016	―	$1,016	913	―	$913
AmREIT Monthly Income and Growth Fund IV, L.P.	1,370	―	$1,370	1,290	―	$1,290
Total	$5,595	$(542)	$5,053	$5,360	$(500)	$4,860

DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging.  ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have designated our interest rate swaps as cash flow hedges for financial reporting purposes and have therefore recorded any changes in their fair value to other comprehensive income.

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

DEFERRED COSTS, NET

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization.  Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term.  Accumulated amortization related to deferred loan costs totaled $1.4 million and $1.3 million as of March 31, 2011, and December 31, 2010, respectively.  Accumulated amortization related to leasing costs totaled $1.3 million and $1.2 million as of March 31, 2011, and December 31, 2010, respectively.

DEFERRED COMPENSATION

Our deferred compensation and long term incentive plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own restricted common stock in us. All long-term compensation awards are designed to vest over a period of three to seven years and promote retention of our team.

Restricted Stock Issuances – Deferred compensation includes grants of restricted stock to our directors and employees as a form of long-term compensation. The stock grants vest over a period of three to seven years.  We determine the fair value of the restricted stock as the number of shares awarded multiplied by the fair value per share of our common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.  The following table presents restricted stock activity during the three months ended March 31, 2011:

	Non-vested Shares	Weighted average grant date fair value
Beginning of period	431,175	$8.78
Granted	70,900	9.50
Vested	(86,525)	8.28
Forfeited	(2,928)	8.52
End of period	412,622	$9.01

The weighted-average grant date fair value of restricted stock issued during the three months ended March 31, 2011 was $9.50 per share.  The total fair value of shares of restricted vested during the three months ended March 31, 2011 was $716,000.  Total compensation cost recognized related to restricted stock during the three months ended March 31, 2011 and 2010, was $132,000 and $130,000, respectively.  As of March 31, 2011, total unrecognized compensation cost related to restricted stock was $3.0 million, and the weighted average period over which we expect this cost to be recognized is 4.4 years.

Tax-Deferred Retirement Plan (401k) - We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment.  The plan allows for contributions to be invested in an array of large, mid and small cap mutual funds.  We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%.  As of March 31, 2011, and December 31, 2010,, there were 33 and 36 participants, respectively, enrolled in the plan.

INCOME TAXES

We account for federal and state income taxes under the asset and liability method.

Federal – We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status, including the requirement that at least 90% of our real estate investment trust taxable income be distributed to stockholders.

Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio and advised funds as well as to third parties. ARIC and its subsidiaries are treated for federal income tax purposes as taxable REIT subsidiaries (collectively, the “Taxable REIT Subsidiaries”).

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe ASC 740, Income Taxes, applies to the Texas Margin Tax.  We recorded a margin tax provision of $51,000 and $58,000 for the Texas Margin Tax for the three months ended March 31, 2011 and 2010, respectively.

Deferred Tax Assets – To the extent that we have deferred tax assets at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize those assets. In making that determination, we will consider our current financial position, our results of operations for the current and preceding years, and our expectation of future operations. As of March 31, 2011, and December 31, 2010, we had a valuation allowance of $2.5 million, which represents the full balance of our deferred tax asset as we believe it is not more likely than not to be realized.

EARNINGS PER SHARE

Effective January 1, 2009, we report both basic and diluted earnings per share using the two-class method as prescribed by ASC 260, Earnings Per Share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method determines EPS based on distributed earnings (i.e. dividends declared on common stock and any participating securities) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable.  Our unvested shares of restricted stock contain rights to receive non-forfeitable dividends and thus are participating securities.  However, our unvested shares of restricted stock do not have a contractual obligation to share in losses and therefore are not allocated any undistributed losses.

In 2010, we determined that undistributed losses had been allocated to both our common and unvested shares of restricted stock in prior periods.   As such, prior period amounts have been adjusted to reflect our EPS using the two-class method.  EPS for the three months ended March 31, 2010, was initially reported at $0.03 in previously filed financial statements.  This adjustment was not material to any current or prior period financial statements.

The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended March 31,
	2011		2010
Continuing Operations
Income from continuing operations attributable to common stockholders		1,336	384
Less: Dividends attributable to unvested restricted stockholders		(41)	(52)
Less: Loss attributable to non-controlling interests		―	(11)
Basic and Diluted — Income from continuing operations		1,295	321
Discontinued Operations
Basic and Diluted — Income (loss) from discontinued operations		―	304
Net income attributable to common stockholders after allocation to participating securities		1,295	625

Number of Shares:
Basic and Diluted — Weighted average shares outstanding		22,729	22,638

Basic and Dilluted Earnings Per Share
Income from continuing operations attributable to common stockholders		$0.06	$0.02
Income from discontinued operations attributable to common stockholders	$	―	$0.01
Net income attributable to common stockholders		$0.06	$0.03

Weighted average shares outstanding do not include unvested shares of restricted totaling 413 and 420 at March 31, 2011 and 2010, respectively.

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

Notes Payable and Other Financial Instruments

We disclose the fair value of our financial instruments in accordance with ASC 825, Financial Instruments, on a recurring basis. Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable, and accounts payable and other liabilities.  The carrying values of all but the notes payable are representative of the fair values due to the short term nature of the instruments and/or recent impairments.  Our notes payable consist of both variable-rate and fixed-rate notes.  The fair value of the variable-rate notes and revolving line of credit approximate their carrying values.  In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity.  Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.  We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

We measure our derivative financial instruments at fair value on a recurring basis. In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Notes Receivable

In 2010, we recorded an impairment on a note receivable related to the disposition of a tract of land adjacent to our Uptown Plaza – Dallas property. As of December 31, 2010, the fair value of that note was $3.3 million and was determined by calculating an average, per-acre price of vacant tracts of land sold near Downtown Dallas, Texas, within the last three years. The valuation was classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2011, and December 31, 2010 (in thousands):

March 31, 2011	Level 1	Level 2	Level 3
Notes payable	—	169,185	—
Derivative liability	—	266	—

December 31, 2010	Level 1	Level 2	Level 3
Notes receivable	—	3,288	—
Notes payable	—	140,751	—
Derivative liability	—	346	—

DISCONTINUED OPERATIONS

During the year ended December 31, 2010, we sold 21 non-core, single-tenant assets.  These disposed properties have been reflected as discontinued operations in the accompanying statement of operations.  We had no properties classified as held for sale as of March 31, 2011.  The following is a summary of our discontinued operations for the three months ended March 31, 2011 and 2010 (in thousands, except for per share data):

	For the three months ended March 31,
	2011		2010
Revenues:
Rental income from operating leases		―	126
Earned income from direct financing leases		―	556
Total revenues		―	682

Expenses:
Construction costs		―	3
Legal and professional		―	15
Depreciation and amortization		―	6
Total expenses		―	24

Operating income		―	658

Other income (expense):
Interest and other income - related party		―	2
Income tax benefit (expense) for taxable REIT subsidiary		―	(19)
Interest expense		―	(337)

Income (loss) from discontinued operations		―	304

Basic and diluted income (loss) from discontinued operations per class A common share	$	―	$0.01

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of stockholders’ equity.

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

3.  INVESTMENTS IN ADVISED FUNDS

As of March 31, 2011, we owned, through wholly-owned subsidiaries, interests in five limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These advised funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these advised funds range from 2.1% to 3.0%.  See Note 9 regarding transactions we have entered into with our advised funds.

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

AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation (“MIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.4% limited partner interest in MIG. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC as, if and when the annual return thresholds have been achieved by the limited partners.  MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation has been extended to March 2013, pursuant to approval of a majority of the limited partners.

AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation (“MIGC II”), our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.  MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation has been extended to March 2013, pursuant to approval of a majority of the limited partners.

AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. We currently own an approximate 1.1% limited partner interest in MIG III.  Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

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

Advised funds – Financial Information

The following table sets forth certain financial information for the AIGF, MIG, MIG II, MIG III and MIG IV advised funds:

				Sharing Ratios(1)
Advised Fund	Capital under management	LP interest	GP interest	LP	GP	LP Preference
AIGF	―	2.0%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				70%	30%	15%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG	$9 million	1.4%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG II	$11 million	1.6%	1.0%	99%	1%	8%
				85%	15%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG III	$51 million	1.1%	1.0%	99%	1%	10%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG IV	$35 million	1.6%	1.0%	99%	1%	8.5%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

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

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At March 31, 2011, we hold a 10% interest in the Woodlake Pointe Shopping Center.

AmREIT SPF Shadow Creek, L.P. - As part of the AmREIT and REITPlus merger in November 2009 (see further discussion in Note 2), we acquired a 10% investment in AmREIT SPF Shadow Creek, LP which was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000 which were expensed as part of the acquisition as an other-than-temporary impairment.

4.  ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of intangibles at the property acquisition date.  Such intangibles include the value of acquired in-place leases and above and below market leases.  Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years.  The amortization expense related to in-place leases was $314,000 and $396,000 during the three months ended March 31, 2011 and 2010, respectively.  The amortization of above-market leases, which was recorded as a reduction of rental income, was $11,000 and $48,000 during the three months ended March 31, 2011 and 2010, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years.  Accretion of below-market leases was $61,000 and $88,000 during the three months ended March 31, 2011 and 2010, respectively.  Such accretion is recorded as an increase to rental income.  In connection with our acquisition of Market at Lake Houston (see Note 10), we recorded acquired lease intangible assets related to in-place leases and above-market leases of $3.3 million and $104,000, respectively.  We also recorded acquired lease intangible liabilities related to below-market leases of $72,000.

Acquired lease intangible assets and liabilities and their respective accumulated amortization as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$20,203	$16,891
In-place leases – accumulated amortization	(11,437)	(11,122)
Above-market leases	2,112	2,014
Above-market leases – accumulated amortization	(1,813)	(1,808)
Acquired leases intangibles, net	$9,065	$5,975

Acquired lease intangible liabilities:
Below-market leases	$3,613	$3,813
Below-market leases – accumulated amortization	(2,117)	(2,328)
Acquired below-market lease intangibles, net	$1,496	$1,485

5.  NOTES PAYABLE

Our outstanding debt consists of the following (in thousands):

	March 31, 2011	December 31, 2010

Fixed-rate mortgage loans (1)	$148,471	$132,729
Variable-rate secured line of credit	7,750	11,700
Variable-rate secured loans	17,306	17,419
Total	$173,527	$161,848

(1) Included in fixed-rate mortgage loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to an interest rate swap agreement entered into with a third party.

As of March 31, 2011, the weighted average interest rate on our fixed-rate debt was 5.15%, and the weighted average remaining life of such debt was 4.3 years. In December 2010, we extended our $25.0 million secured credit facility (the “Facility”) available to us for the acquisition of properties and for working capital.  The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 4.75%, and we paid the lender an extension fee of approximately $94,000.  The maturity date is June 30, 2013.  The Facility’s borrowing base is determined based on the properties that are pledged as security on the Facility, and it contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our shareholders.  As of March 31, 2011, we are in compliance with all covenants.  As of March 31, 2011, the interest rate was 4.75% and we had $7.8 million outstanding on the Facility.  We have approximately $16.7 million available under the Facility, subject to the covenants above.

As of March 31, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$570	$18,860	$19,430
2012	562	―	562
2013	606	18,365	18,971
2014	1,238	―	1,238
2015	1,265	50,428	51,693
Beyond five years	1,162	79,929	81,091
Unamortized debt premiums	―	542	542
Total	$5,403	$168,124	$173,527

6.  DERIVATIVE INSTRUMENTS

In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time primarily to manage exposures to interest rate risks.  We do not use derivative financial instruments for trading or speculative purposes.  We have entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan on our MacArthur Park property. The fair value of the swap was a liability of $266,000 at March 31, 2011.  The swap settles monthly with an amount paid to or received from our counterparty, which is recorded as an adjustment to interest expense. For the three months ended March 31, 2011 and 2010, we paid $89,000 and $90,000, respectively, related to this swap which is included in interest expense.

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

7.  CONCENTRATIONS

As of March 31, 2011, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Irving, Texas which accounted for 21% and 12% of total assets, respectively.  Consistent with our strategy of investing in geographic areas that we know well, 15 of our properties are located in the Houston metropolitan area.  These Houston properties represent 66% and 67% of our base rental income for the three months ended March 31, 2011 and 2010, respectively.  Houston is Texas’ largest city and the fourth largest city in the United States.

The following are the base rents generated by our top tenants for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Kroger	$529	$548
CVS/pharmacy	230	230
Landry's Seafood House	126	126
Hard Rock Café	124	124
TGI Friday's	113	113
H-E-B Grocery	106	-
Champps Americana	106	106
Golden Corral	105	105
Paesanos	102	103
McCormick & Schmicks	85	85
	$1,626	$1,540

The above base rents have been recorded in the accompanying consolidated statement of operations as rental income from operating leases (see Note 2).

8.  STOCKHOLDERS’ EQUITY

Common Stock - Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of March 31, 2011, there were 23,189,034 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

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

We earn real estate fee income by providing property acquisition, leasing, property management, and construction management services to our advised funds.  We are the sole owner of the companies that serve as the general partner for the advised funds.  Real estate fee income of $559,000 and $423,000 were paid by the funds to the Company during the three months ended March 31, 2011, and 2010, respectively.  Construction management fee income of $72,000 and $77,000 were earned from the advised funds during the three months ended March 31, 2011, and 2010, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund.  Asset management fees of $370,000 were paid by the funds to us during the three months ended March 31, 2011, and 2010.  Additionally, we were reimbursed by the advised funds $196,000 and $228,000 during the three months ended March 31, 2011, and 2010, respectively, for reimbursements of administrative costs incurred on behalf of those funds.

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

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

On February 25, 2011, we completed the acquisition of the Market at Lake Houston, a 101,799 square foot grocery anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas.  The property was built in 2001 and 2002 and is 100% leased and occupied.  The anchor tenant is H-E-B Grocery and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway.  We acquired the property using a combination of cash and the assumption of $15.7 million of mortgage debt.  This debt matures on January 1, 2016 and is payable interest-only at a fixed rate of 5.75% per year. The property was owned by two of our advised funds.

Included in our consolidated statements of operations are total revenues of $190,000 and net income available to stockholders of $31,000 related to the operations at the Market at Lake Houston beginning on the date of acquisition.  Following are our pro forma results of operations, assuming that we acquired the Market at Lake Houston on January 1, 2010:

	Three months ended March 31,
	2011	2010
Total revenues	$8,853	$8,478
Net income available to stockhoders	$1,242	$587

There were no real estate dispositions during the three months ended March 31, 2011.

11. COMMITMENTS AND CONTINGENCIES

In April 2010, we signed a new lease agreement for our office facilities which expires October 31, 2012.  In addition, we lease various office equipment.  Rental expense for the three months ended March 31, 2011, and 2010, was $39,000 and $95,000, respectively.

We are also involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

12. SUBSEQUENT EVENTS

We did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 26 properties located in four states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

Our advisory services segment consists of our real estate operating and development business as well as our advised funds.  The real estate operating and development business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our publicly traded portfolio and advised funds. The advised funds that we sponsor sell limited partnership interests and non-listed REIT securities to retail investors.  These funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years with respect to the limited partnerships.  We invest in these funds as both the general partner and a limited partner in the case of the limited partnerships.

Segment results for the three months ended March 31, 2011 and 2010, are as follows:

		Advisory Services
For the three months ended March 31, 2011 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds		Total
Rental income	$7,406	$127	$	―	$7,533
Real estate fee income - related party	―	559		―	559
Construction management fee income	―	72		―	72
Asset management fee income	―	―		370	370
Total revenue	7,406	758		370	8,534

General and administrative	430	888		34	1,352
Property expense	1,719	9		―	1,728
Legal and professional	258	15		1	274
Real estate commissions	1	―		―	1
Depreciation and amortization	1,634	13		―	1,647
Total expenses	4,042	925		35	5,002

Interest expense	(2,203)	―		―	(2,203)
Other income/ (expense)	146	20		(159)	7

Income from continuing operations	$1,307	$(147)		$176	$1,336

		Advisory Services
For the three months ended March 31, 2010 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds		Total
Rental income	$6,968	$126	$	―	$7,094
Real estate fee income - related party	(4)	427		―	423
Construction management fee income	―	77		―	77
Asset management fee income	―	―		370	370
Total revenue	6,964	630		370	7,964

General and administrative	419	837		31	1,287
Property expense	1,693	-		―	1,693
Legal and professional	230	12		2	244
Real estate commissions	1	―		―	1
Depreciation and amortization	1,694	22		―	1,716
Total expenses	4,037	871		33	4,941

Interest expense	(2,400)	―		―	(2,400)
Other income/ (expense)	154	94		(487)	(239)

Income from continuing operations	$681	$(147)		$(150)	$384

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our 2010 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and trends which might appear should not be taken as indicative of future operations.

Executive Overview

We are a full service, vertically integrated and self-administered real estate investment trust, or REIT, that primarily owns, operates, acquires and selectively develops and redevelops premium-quality retail and mixed-use properties in high-traffic, densely populated, affluent areas with high barriers to entry.  We have elected to be taxed as a REIT for federal income tax purposes.  We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets.  Our shopping centers are typically anchored by national or regional supermarket chains, with the remaining tenant base being comprised predominantly of select national and local retailers.  Over our 25-year history, we have acquired, owned and operated retail properties across 19 states.

Today, our investment focus is predominantly concentrated in the affluent high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta which represent five of the top ten population and job growth markets in the United States.  We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The Texas economy is diverse, with employment spread broadly over sectors such as government services (including defense), professional and business services, education, healthcare and leisure and hospitality.  As part of our ongoing investment strategy, we intend to acquire properties located in submarkets within other major U.S. cities outside of Texas that have market characteristics similar to our existing Texas markets.  Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

Our Portfolio

As of March 31, 2011, we owned and operated a real estate portfolio consisting of 26 wholly-owned properties totaling approximately 1.1 million gross rentable square feet which was 93% leased with a weighted average remaining lease term of 6.1 years.  Leased to national, regional and local tenants, our shopping centers are primarily located throughout Texas and exhibit the characteristics we believe are consistent with our investment criteria.  As owners and operators of real estate, we focus on maintaining the value, aesthetics, tenant mix and safety of each of our properties. In addition, selecting properties with high quality tenants and mitigating risk by diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We continually monitor the sales trends and creditworthiness of our tenants.

We generally seek to invest in properties based on the presence of the following attributes:

•	Demographic purchasing power – where we target average household incomes within a 1-mile radius of $100,000, resulting in an affluent population with substantial disposable income;
•	Density of population – where we target 100,000 people within a 3-mile radius and additional retail drivers such as favorable daytime employment population, tourism and regional draws;
•

Demand for retail space – where we map the market to identify the submarkets and areas that are under-retailed, with limited nearby retail properties or land available for retail properties, providing for favorable retail per capita figures as compared to the national and metropolitan statistical area, or MSA, average;

•	Desirability of physical layout – where we assure that the physical improvements will provide the best opportunity for our tenants to attract and serve their target customers; and
•	Demarcation advantage – where we are careful to understand the “invisible” demographic barriers that will help persuade customers to frequent our projects.

We believe that our strategy of purchasing high quality retail properties in high-traffic, well-populated areas will produce stable earnings and opportunities for growth in future years. Our philosophy continues to be matching long-term leases with long-term debt structures while maintaining a conservative debt-to-gross assets ratio.

On February 25, 2011, we completed the acquisition of The Market at Lake Houston, a 101,799 square foot grocery-anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas. The property was built in 2001 and 2002 and was 100% leased and occupied at the time of purchase. The anchor tenant is H-E-B Grocery and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for a combination of cash and the assumption of $15.7 million of mortgage debt. This debt matures on January 1, 2016 and is payable interest-only at a fixed rate of 5.75% per year. The property was acquired from two of our advised funds pursuant to an independent appraisal process.

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

Advised Funds – Our advised funds business consists of our ownership interest in such funds as well as the management oversight services that we provide to them.  As of March 31, 2011, we managed three joint ventures for our institutional partners J.P. Morgan Investment Management and AEW Capital and five retail real estate partnership funds for high net worth retail investors.  As of March 31, 2011, our advised funds 20 properties totaling approximately 2.2 million square feet of gross leasable area which was 75% leased.

We invest in the advised funds that we manage as both the general partner and as a limited partner.  Our asset management personnel assist in the creation of value on the properties owned by the advised funds by overseeing the real estate operating and development services provided to those properties on behalf of our institutional and retail investors. For over 25 years, we have managed retail properties for our investors by offering investment opportunities that provided a stable and dependable source of income and portfolio growth. We have successfully formed, invested in and managed 17 advised funds over the past two and a half decades that have led to the acquisition, development and redevelopment of retail properties throughout the United States.  Through our advised funds, we are able to generate fee income from the real estate and asset management services that we provide to them.  Additionally, the advised funds’ properties provide a growth opportunity for us in that we retain the right to acquire these properties at market value once they become stabilized and once the fund’s objectives in purchasing the property have been met.  In our retail advised funds, the limited partners generally receive 99% of the available cash flow until they have received 100% of their original invested capital and a preferred return. Once this threshold has been met, the general partner begins sharing in the available cash flow.

Liquidity and Capital Resources

Our sources of immediate liquidity primarily consist of cash flows generated from the operation of our properties, available cash and proceeds from our $25 million secured facility.  The cash generated from operations is primarily paid to our common stockholders in the form of dividends. As a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income.  In addition to our sources of immediate liquidity, we utilize several other forms of capital for funding our long-term liquidity requirements including our proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures.

We anticipate that our primary future uses of capital will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy. These expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to re-leasing, which are subject to change as market and tenant conditions dictate.  As of March 31, 2011, we had $709,000 of available cash on hand.  We anticipate that cash on hand and cash flows from operating activities will be sufficient to meet our short-term liquidity needs.

We currently have a $25.0 million secured credit facility (the “Facility”), the proceeds of which are to be used for the acquisition of properties and for working capital needs. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 4.75%. The maturity date is June 30, 2013. The Facility’s borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of March 31, 2011, we were in compliance with all covenants. As of March 31, 2011 the interest rate on the Facility was 4.75%, and we had $7.8 million outstanding under the Facility.  As of March 31, 2011, we had an approximate borrowing base availability of $16.7 million under the Facility, subject to the covenants above.

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

We intend to maintain a conservative capital structure.  As of March 31, 2011, approximately 86% of our debt was fixed, long-term mortgage financing, and our ratio of debt to gross assets was 51%.

We routinely review our liquidity requirements and believe that our current cash flows from operations, coupled with our Facility, are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Operating activities	$2,659	$1,395
Investing activities	$4,032	$(904)
Financing activities	$(6,637)	$(972)

Until we acquire additional properties, any excess cash will first fund paydowns of available debt and then be invested in short-term investments or overnight funds.   We believe that this investment strategy provides us with the liquidity to acquire properties at such time as those suitable for acquisition are sourced.

Operating Activities

The primary driver of the increase in operating cash flows was an increase of $1.3 million attributable to changes in working capital accounts.  Cash inflows from accounts receivables increased by $948,000 due to the timing of our escrow reimbursements associated with our debt refinancing in December 2010.  We refinanced two of our grocery anchored shopping centers in December 2010 and received full reimbursement of our escrow accounts in January 2011.  Additionally, cash inflows from tenant receivables increased $373,000 primarily due to timing of our common area maintenance reimbursements.

Investing Activities

At December 31, 2010, we had $9.4 million balance in cash deposited with a qualified intermediary to be used for future property acquisitions in accordance with section 1031 of the Code which was generated from the sale of 17 single-tenant properties. During the first quarter of 2011, we withdrew $4.7 million of these proceeds to acquire Market at Lake Houston, a multi-tenant retail center located near Houston, Texas. The remaining amount of the cash deposited with the qualified intermediary was returned to us upon expiration of the 1031 exchange, and we used such proceeds to reduce the outstanding balance of the Facility.

As of March 31, 2011, we have notes receivable with a face amount of $5.6 million due from our advised funds.  We made these loans to the partnerships for the purpose of acquiring and/or developing properties. These loans bear interest at LIBOR plus a spread and are due upon demand.  We have a note receivable in the amount of $3.2 million due from AmREIT Income and Growth Fund, Ltd. (“AIGF”), one of our advised funds.  During the third quarter of 2010, we recorded a reserve of $500,000 on this note receivable.  AIGF is currently in liquidation, and we believe that it is likely that the proceeds from the sale of its properties will be insufficient to fully extinguish the obligations of the entity.  We expect to receive payments on the remaining $2.4 million of these notes receivable from our other advised funds as they generate liquidity from property dispositions and from financings with third parties.  Of this $2.4 million, $1.0 million is secured by the advised funds’ ownership interest in unencumbered properties.

Financing Activities

Debt

We intend to continue managing our debt prudently and conservatively so as to maintain a conservative capital structure.  As of March 31, 2011 and December 31, 2010, our debt consists of the following:

	2011	2010
Fixed-rate mortgage loans (1)	$148,471	$132,729
Variable-rate secured line of credit	7,750	11,700
Variable-rate secured loans	17,306	17,419
Total	$173,527	$161,848

(1) Included in Fixed-rate Mortgage Loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument through the execution of an interest rate swap agreement.

Our leverage is 51% of the undepreciated value of our consolidated assets as of March 31, 2011.  Approximately 86% of our debt is fixed, long-term mortgage financing.  The weighted average interest rate and term of our fixed-rate debt are 5.15% and 4.3 years, respectively.  As of March 31, 2011, we had a $7.8 million balance outstanding on the Facility, yielding $16.7 million in availability.  We believe based on our current cash flow forecasts that the availability on our line of credit throughout 2011 will be sufficient for us to continue our operations, satisfy our obligations and pay dividends to our stockholders.

We have $18.9 million of debt maturing in 2011 which is comprised primarily of a $17.0 million variable-rate loan with a fixed swap-rate of 5.11% on our MacArthur Park property which matures in December 2011.  The terms of this loan include two one-year extension options, and we expect that we will be able to extend the note pursuant to these terms or refinance the note with another lender.

During the three months ended March 31, 2011, we had approximately $4.3 million in net payments on notes payable, $3.9 million of which represented net payments on the Facility.  We also assumed a $15.7 million mortgage in connection with the acquisition of Market at Lake Houston (see Note 10 to the consolidated financial statements).

Equity

During the three months ended March 31, 2011, we declared dividends to our stockholders of $2.3 million as compared to $2.9 million in the three months ended March 31, 2010.  Effective with the July 2010 dividend, we reduced our annual dividend from $0.50 per share to $0.40 per share, and we changed our historical practice from paying dividends monthly to paying dividends quarterly in arrears. These changes resulted in a more conforming and conservative dividend structure, including a lower payout ratio (ratio of dividends to funds from operations) and reduced general and administrative costs associated with fewer dividend payments during the year. The dividends paid are as follows (in thousands):

	2011	2010
First Quarter	$2,319	$2,867
Second Quarter		$2,894
Third Quarter		$2,312
Fourth Quarter		$2,310

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2011 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until sufficient cash resources are available.

Off-Balance Sheet Arrangements

As of March 31, 2011, none of our off balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated advised funds which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.  We have made loans to some of these affiliates as discussed above under “Investing Activities.”

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Revenues

Total revenues increased by $570,000, or 7%, to $8.5 million in 2011 as compared to $8.0 million in 2010. This increase was primarily attributable to an increase in rental revenues and real estate fee income, each of which is discussed below.

Rental revenues increased by $439,000, or 6%, to $7.5 million in 2011 as compared to $7.1 million in 2010. The increase is primarily due to the acquisitions of our 500 Lamar and Market at Lake Houston properties, which were acquired in December 2010 and February 2011, resepectively.

Real estate fee income – related party increased approximately $136,000, or 32%, to $559,000 in 2011 as compared to $423,000 in 2010. This increase is primarily attributable to an increase in development fees earned on the properties that we manage within our advised funds. During 2011, we recognized $91,000 of development fees on our Woodlake Square development which commenced in August 2010 and will be completed in the second quarter of 2011.

Expenses

Total operating expenses remained relatively constant at $5.0 million for 2011 as compared to $4.9 million in 2010.

Other

Loss from advised funds and other affiliates decreased by $437,000, or 81%, to a loss of $104,000 in 2011 compared to a loss of $541,000 in 2010.  The decrease is primarily attributable to the increased depreciation expense in 2010 resulting from the impending redevelopment of the Woodlake Square property.  During the first quarter of 2010, we reassessed and shortened the estimated useful lives of various buildings consistent with our current redevelopment plan.

Income tax benefit decreased $140,000, or 157%, to an expense of $51,000 in 2011 compared to a benefit of $89,000 in 2010.  This decrease is primarily attributable to a reserve on our $2.5 million gross deferred tax asset as of December 31, 2010.  Our deferred tax assets consist primarily of amounts that have been deducted in arriving at our net income as reported in the accompanying consolidated statements of operations, but that are not currently deductible for tax purposes (impairment charges, allocated interest charges, etc.).  These costs will be deductible for tax purposes in the future to the extent that we have taxable income sufficient to utilize those deductions.  We were unable to predict with sufficient certainty whether we will generate sufficient taxable income to realize these benefits, and we concluded that it is not more likely than not that we will realize them.  As a result, we have not recorded any tax expense or benefit related to federal taxes.  The $51,000 expense recorded in 2011 is comprised solely of state taxes.

Interest expense decreased by $197,000, or 8%, to $2.2 million in 2011 as compared to $2.4 million in 2010. This decrease is due to a lower average outstanding balance on our line of credit as well as lower interest rates resulting from the refinancing of our Plaza in the Park and Cinco Ranch properties in December 2010.

Income from discontinued operations decreased by $304,000, or 100%, to $0 in 2011 as compared to income of $304,000 in 2010. The decrease is primarily attributable to our property disposition activity during 2010.  We sold 21 non-core, single tenant properties during the third quarter of 2010.  Included in income (loss) from discontinued operations is $307,000 in income generated by these properties during the three months ended March 31, 2010.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be an appropriate measure of the operating performance of an equity REIT.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property held for investment, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See Discontinued Operations discussion in Footnote 1 to our accompanying consolidated financial statements for detail of discontinued operations included in FFO. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in accordance with this definition.  Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods or as compared to different companies.  Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.  FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO (in thousands):

	Three months ended March 31,
	2011	2010
Income from continuing operations [1]	$1,336	$384
Income (loss) from discontinued operations	―	304
Net loss attributable to non-controlling interest	―	(11)

Plus depreciation of real estate assets - from operations	1,622	1,690
Plus depreciation of real estate assets - from discontinued operations	―	6

Adjustments for nonconsolidated affiliates [2]	152	690
Total Funds From Operations available to common stockholders	$3,110	$3,063

[1] – Included in income from continuing operations for the three months ended March 31, 2011 and 2010, are acquisition costs of $31,000 and $0, respectively, incurred in connection with the acquisition of operating properties.

[2] – Included in adjustments for nonconsolidated affiliates for the three months ended March 31, 2010 is $497,000 related to accelerated depreciation resulting from the redevelopment of the Woodlake Square property. We shortened the useful lives of certain buildings consistent with the redevelopment plan once that redevelopment became probable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

AmREIT, Inc.
(registrant)

Date: May 6, 2011	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 6, 2011	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

2.1	Agreement and Plan of Merger between REITPlus, Inc. and AmREIT (incorporated by reference to Appendix D to Amendment No. 5 to REITPlus’s Registration Statement on Form S-4, filed on October 8, 2009).
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to REITPlus’s Registration Statement on Form S-4, filed on September 9, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s current report on form 8-K filed November 3, 2010).
10.1	Executive Employment Agreement – H. Kerr Taylor (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 31, 2011, and incorporated herein by reference).
10.2	Executive Employment Agreement – Chad C. Braun (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 31, 2011, and incorporated herein by reference).
10.3	Executive Employment Agreement – Tenel H. Tayar (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 31, 2011, and incorporated herein by reference).
10.4	Executive Employment Agreement – Charles Scoville (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 31, 2011, and incorporated herein by reference).
10.5	Executive Employment Agreement – Brett Treadwell (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on March 31, 2011, and incorporated herein by reference).
31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.