Form 10-Q
period 2011-06-30
AmREIT, Inc.
filed 2011-08-09
CIK 1397807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2011
AmREIT, Inc. Common Stock, $0.01 par value	23,200,207 shares

AmREIT, Inc.

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2011

Part I - Financial Information
Item 1. Financial Statements

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$133,741	$127,699
Buildings	158,749	140,532
Tenant improvements	12,036	11,083
	304,526	279,314
Less accumulated depreciation and amortization	(31,017)	(28,620)
	273,509	250,694

Real estate held for sale, net	1,989	—
Acquired lease intangibles, net	9,430	5,975
Investments in advised funds and other affiliates	7,795	8,036
Net real estate investments	292,723	264,705

Cash and cash equivalents	1,284	655
Cash on deposit with qualified intermediary	—	9,370
Tenant receivables, net	2,328	3,058
Accounts receivable, net	1,201	2,206
Accounts receivable - related party, net	904	521
Notes receivable, net	3,328	3,375
Notes receivable - related party, net	4,516	4,860
Deferred costs, net	2,787	2,869
Other assets	3,757	2,229
TOTAL ASSETS	$312,828	$293,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$184,304	$161,848
Accounts payable and other liabilities	5,464	6,670
Acquired below market lease intangibles, net	1,467	1,485
Security deposits	828	778
TOTAL LIABILITIES	192,063	170,781

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,207,351 and 23,118,133 shares issued and 23,200,207 and 23,113,916 outstanding as of June 30, 2011 and December 31, 2010, respectively	233	232
Capital in excess of par value	191,663	191,369
Accumulated distributions in excess of earnings	(70,896)	(68,160)
Accumulated other comprehensive loss	(183)	(346)
Cost of treasury stock, 7,144 and 4,217 shares as of June 30, 2011 and December 31, 2010, respectively	(52)	(28)
TOTAL STOCKHOLDERS’ EQUITY	120,765	123,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,828	$293,848

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Rental income from operating leases	$7,846	$7,211	$15,296	$14,223
Lease termination income	109	—	109	—
Real estate fee income - related party	825	485	1,384	908
Construction management fee income - related party	56	93	128	170
Asset management fee income - related party	231	370	601	740
Total revenues	9,067	8,159	17,518	16,041

Expenses:
General and administrative	1,426	1,452	2,710	2,700
Property expense	1,950	1,958	3,677	3,653
Legal and professional	267	144	522	386
Real estate commissions	157	53	186	93
Acquisition costs	75	—	115	—
Depreciation and amortization	2,308	1,651	3,948	3,356
Total expenses	6,183	5,258	11,158	10,188

Operating income	2,884	2,901	6,360	5,853

Other income (expense):
Interest and other income	129	106	257	257
Interest and other income - related party	31	66	61	128
Loss from advised funds and other affiliates	(146)	(397)	(250)	(938)
Income tax benefit (expense) for taxable REIT subsidiary	(3)	62	(54)	146
Interest expense	(2,415)	(2,438)	(4,618)	(4,837)

Income from continuing operations	480	300	1,756	609

Income from discontinued operations	86	350	146	729

Net income	566	650	1,902	1,338

Net loss attributable to non-controlling interest	—	(13)	—	(24)

Net income available to stockholders	$566	$637	$1,902	$1,314

Net income per share of common stock - basic and diluted
Income before discontinued operations	$0.02	$0.01	$0.07	$0.02
Income from discontinued operations	$—	$0.02	$0.01	$0.03
Net income	$0.02	$0.03	$0.08	$0.05

Weighted average shares of common stock used to compute net income per share, basic and diluted	22,771	22,700	22,750	22,669

Dividends per share of common stock	$0.10	$0.13	$0.20	$0.25

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2011
(in thousands)
(unaudited)

	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at December 31, 2010	$232	$191,369	$(68,160)	$(346)	$(28)	$123,067
Net income	—	—	1,902	—	—	1,902
Change in fair value of hedge liability	—	—	—	163	—	163
Deferred compensation issuance of restricted shares	—	(762)	—	—	—	(762)
Issuance of shares of common stock	1	761	—	—	—	762
Amortization of deferred compensation	—	274	—	—	—	274
Forfeitures of shares of common stock	—	21	—	—	(24)	(3)
Distributions	—	—	(4,638)	—	—	(4,638)
Balance at June 30, 2011	$233	$191,663	$(70,896)	$(183)	$(52)	$120,765

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,902	$1,338
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recoveries)	(186)	164
Loss from advised funds and other affiliates	250	938
Cash receipts (deferrals) for related party fees	13	13
Depreciation and amortization	3,962	3,388
Amortization of above/below market rent	(68)	(90)
Amortization of loan premium and financing cost	199	226
Amortization of deferred compensation	274	190
Distributions from advised funds and other affiliates	—	11
Decrease in tenant receivables	963	3
Decrease in accounts receivable	1,005	84
Increase in accounts receivable - related party	(323)	(113)
Cash receipts from direct financing leases more than income recognized	—	189
Increase in other assets	(1,296)	(112)
Decrease in accounts payable and other liabilities	(1,111)	(2,485)
Decrease in security deposits	(29)	—
Net cash provided by operating activities	5,555	3,744

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(1,100)	(1,216)
Net cash paid for acquisition of investment properties	(15,204)	—
Loans to affiliates	(656)	(1,683)
Payments from affiliates	1,000	1,000
Additions to furniture, fixtures and equipment	(14)	(22)
Investments in advised funds and other affiliates	(38)	(68)
Distributions from advised funds and other affiliates	16	85
Cash received from qualified intermediary	9,370	—
Net cash provided by (used in) investing activities	(6,626)	(1,904)

Cash flows from financing activities:
Proceeds from notes payable	21,309	11,700
Payments of notes payable	(14,850)	(8,054)
Payments for financing costs	(121)	(150)
Purchase of treasury stock	—	(22)
Issuance of shares of common stock	—	(26)
Common dividends paid	(4,638)	(5,761)
Distributions to noncontrolling interests	—	(18)
Net cash used in financing activities	1,700	(2,331)

Net increase (decrease) in cash and cash equivalents	629	(491)
Cash and cash equivalents, beginning of period	655	1,067
Cash and cash equivalents, end of period	$1,284	$576

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$4,278	$6,789
Taxes	562	302

Supplemental schedule of non-cash investing and financing activities:

Net cash paid for acquisition of investment properties:
Land	(7,096)	—
Buildings	(19,058)	—
Tenant improvements	(488)	—
Acquired lease intangibles, net	(4,393)	—
Notes payable	16,010	—
Accounts receivable - related party	(60)	—
Deferred costs	(42)	—
Other assets	(221)	—
Accounts payable and other liabilities	65	—
Security deposits	79	—
	$(15,204)	$—

During the six months ended June 30, 2011, we issued 85,000 restricted shares of common stock to employees and directors as part of their compensation arrangements. The restricted shares vest over a three to seven-year period. We recorded approximately $762,000 in deferred compensation related to the issuance of the restricted shares.

During the six months ended June 30, 2010, we issued 185,500 restricted shares of common stock to employees and directors as part of their compensation arrangements. The restricted shares vest over a three to seven-year period. We recorded approximately $1.7 million in deferred compensation related to the issuance of the restricted shares.

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1. OUR BUSINESS AND OUR RECENT HISTORY

OUR BUSINESS

We are a full service, vertically integrated and self-administered real estate investment trust (“REIT”) that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry, which we refer to as “Irreplaceable Corners.TM.” Our goal is to be recognized as the premier provider of the best retail and multi tenant real estate portfolio of “Irreplaceable Corners.TM.” We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 27-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. As part of our ongoing investment strategy, we expanded our presence in Atlanta, Georgia with the acquisition of a multi-tenant property in May 2011, and we intend to continue to acquire additional properties within these markets, or other U.S. cities, that exhibit comparable population, affluence and growth characteristics. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

As of June 30, 2011, our portfolio consisted of 30 wholly-owned properties. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests in and manage on behalf of institutional and individual high-net-worth investors. The investment strategy of these funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of June 30, 2011, these funds held 19 properties.

RECENT HISTORY

We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. (“REITPlus”), a Maryland corporation that elected to be taxed as a REIT. REITPlus was structured as an externally managed and advised REIT, with a wholly owned subsidiary of AmREIT providing investment advisory and property and corporate management services.

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

In these notes to the financial statements, “we”, “us”, “our”, or “the Company,” refers to AmREIT, Inc., the combined company following the merger of REITPlus with AmREIT, together with its predecessors and subsidiaries, including joint ventures, unless the context requires otherwise.

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

The accompanying consolidated financial statements included in this Report as of and for the six months ended June 30, 2011 and 2010, are unaudited. In our opinion, all adjustments necessary for a fair presentation of such consolidated financial statements have been included, and such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2011 and 2010, we recognized percentage rents of $10,000 and $82,000, respectively.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We recognized lease termination fees of $109,000 and $0 during the six months ended June 30, 2011 and 2010, respectively.

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

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land. We did not capitalize any interest or taxes during the six months ended June 30, 2011 or 2010.

Acquired Properties and Acquired Lease Intangibles – We account for operating real estate acquisitions pursuant to ASC 805, Business Combinations as we believe most operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, out of market debt, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation – Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements. Leasehold estate properties, which are properties where we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale – Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2011, we owned two properties with a net carrying value of approximately $2.0 million that were classified as real estate held for sale and were subsequently sold on July 6, 2011. No properties were classified as held for sale as of December 31, 2010.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the six months ended June 30, 2011 and 2010, we did not recognize any impairment charges related to any of our properties. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables – Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any recoveries related to tenant receivables are included in property expense. Following is a summary of activity within our allowance for uncollectible accounts ($ in thousands):

	Six months ended June 30,
	2011	2010
Beginning balance	$2,068	$1,026
Additional reserves	326	286
Collections/reversals	(492)	(122)
Write-offs	(15)	(87)
Ending balance	$1,887	$1,103

Accounts receivable – Included in accounts receivable are various receivables that arise in the normal course of operating our business, including a $1.2 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center. We did not record any bad debt expense related to accounts receivable during the six months ended June 30, 2011 or 2010. Bad debt expense, if any, and any related recoveries on accounts receivable are included in general and administrative expense.

Notes receivable – Included in notes receivable is $4.6 million due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. In January 2010, we granted an extension to the buyer and extended the loan to December 31, 2010. Included was an option to extend to December 31, 2011 if the borrower could provide a commitment for a construction loan on the property. The borrower was unable to obtain a commitment for a construction loan, and the note matured, unpaid, on December 31, 2010. The borrower is making principal and interest payments as if the loan had been extended. We are currently in discussions with the borrower as to possible remedies and recorded a $1.3 million impairment on the note in 2010. The impairment reduced the note receivable to the fair value of the underlying collateral, which was determined by calculating an average, per-acre price of vacant tracts of land sold near downtown Dallas, Texas within the past three years. Interest accruals are recorded directly to the reserve balance. Interest income is recorded to the extent that cash is received from the borrower. During the six months ended June 30, 2011, we collected $192,000 from the borrower on this note, and we have recorded all of such payments in interest income in the accompanying consolidated statements of operations.

Also included in notes receivable is $144,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of June 30, 2011, and December 31, 2010, we had an allowance for uncollectible notes receivable from tenants of $104,000 and $99,000, respectively. During the six months ended June 30, 2011 and 2010, we recorded net bad debt expense related to tenant notes receivable of $5,000 and $0, respectively.

Notes receivable – related party – Included in related party notes receivable are loans made to certain of our affiliated advised funds related to the acquisition or development of properties and the deferral of asset management fees. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the funds’ ownership interests in various unencumbered properties. During the six months ended June 30, 2011, AmREIT Income and Growth Fund (“AIGF”), disposed of one of its investment properties and used a portion of the proceeds to pay down $900,000 of its note to us. During the year ended December 31, 2010, we, as the general partner of AIGF, approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believe that the fund will be unable to repay the full balance after settlement of its other obligations. As a result of the impairment, we have ceased recording interest income on the note. Instead, interest accruals are recorded directly to the reserve balance. Interest income is recorded to the extent that cash is received from the borrower. During the six months ended June 30, 2011, we did not record any interest income from cash receipts from this note receivable.

The following is a summary of the notes receivable due from related parties ($ in thousands):

	June 30, 2011			December 31, 2010
Related Party	Face Amount	Reserve	Carrying Amount	Face Amount	Reserve	Carrying Amount
AmREIT Income and Growth Fund, Ltd	$2,400	$(585)	$1,815	$3,157	$(500)	$2,657
AmREIT Monthly Income and Growth Fund III, Ltd	1,166	—	1,166	913	—	913
AmREIT Monthly Income and Growth Fund IV, L.P.	1,535	—	1,535	1,290	—	1,290
Total	$5,101	$(585)	$4,516	$5,360	$(500)	$4,860

DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt and are immaterial to our consolidated financial statements. We have designated our interest rate swaps as cash flow hedges for financial reporting purposes and have therefore recorded any changes in their fair value to other comprehensive income.

ASC 815 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement. As the hedge transactions settle, gains and losses associated with the transaction are reclassified out of OCI and into earnings. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

DEFERRED COSTS, NET

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to deferred loan costs totaled $1.5 million and $1.3 million as of June 30, 2011, and December 31, 2010, respectively. Accumulated amortization related to leasing costs totaled $1.4 million and $1.2 million as of June 30, 2011, and December 31, 2010, respectively.

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

Restricted Stock Issuances – Deferred compensation includes grants of restricted stock to our directors and employees as a form of long-term compensation. The stock grants vest over a period of three to seven years. We determine the fair value of the restricted stock as the number of shares awarded multiplied by the fair value per share of our common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted stock activity during the six months ended June 30, 2011:

	Non-vested Shares	Weighted average grant date fair value
Beginning of period	431,175	$8.78
Granted	85,000	8.97
Vested	(96,559)	8.33
Forfeited	(2,928)	8.52
End of period	416,688	$8.92

The weighted-average grant date fair value of restricted stock issued during the six months ended June 30, 2011 was $8.97 per share which is based on our best estimate as our shares are not publicly traded. The total grant date fair value of shares of restricted stock which vested during the six months ended June 30, 2011 was $804,000. Total compensation cost recognized related to restricted stock during the six months ended June 30, 2011 and 2010, was $274,000 and $245,000, respectively. As of June 30, 2011, total unrecognized compensation cost related to restricted stock was $3.7 million, and the weighted average period over which we expect this cost to be recognized is 4.2 years.

Tax-Deferred Retirement Plan (401k) – We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be invested in an array of large, mid and small cap mutual funds. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. As of June 30, 2011, and December 31, 2010, there were 30 and 36 participants, respectively, enrolled in the plan.

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

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe ASC 740, Income Taxes, applies to the Texas Margin Tax. We recorded a margin tax provision of $71,000 and $110,000 for the Texas Margin Tax for the six months ended June 30, 2011 and 2010, respectively.

Deferred Tax Assets – To the extent that we have deferred tax assets at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize those assets. In making that determination, we will consider our current financial position, our results of operations for the current and preceding years, and our expectation of future operations. As of June 30, 2011, and December 31, 2010, we had a valuation allowance of $2.5 million, which represents the full balance of our deferred tax asset as we believe it is not more likely than not to be realized.

EARNINGS PER SHARE

Effective January 1, 2009, we report both basic and diluted earnings per share (“EPS”) using the two-class method as prescribed by ASC 260, Earnings Per Share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method determines EPS based on distributed earnings (i.e. dividends declared on common stock and any participating securities) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Our unvested shares of restricted stock contain rights to receive non-forfeitable dividends and thus are participating securities. Pursuant to the two-class method, our unvested shares of restricted stock have not been allocated any undistributed losses.

In 2010, we determined that undistributed losses had been allocated to both our common and unvested shares of restricted stock in prior periods. As such, prior period amounts have been adjusted to reflect our EPS using the two-class method. EPS for the three and six months ended June 30, 2010, was initially reported at $0.03 and $0.05, respectively, in previously filed financial statements. This adjustment was not material to any current or prior period financial statements.

The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Continuing Operations
Income from continuing operations attributable to common stockholders	$480	$300	$1,756	$609
Less: Dividends attributable to unvested restricted stockholders	(42)	(52)	(83)	(104)
Less: Income attributable to non-controlling interests	—	(13)	—	(24)
Basic and Diluted — Income from continuing operations	438	235	1,673	481
Discontinued Operations
Basic and Diluted — Income from discontinued operations	86	350	146	729
Net income attributable to common stockholders after allocation to participating securities	$524	$585	$1,819	$1,210

Number of Shares:
Basic and Diluted — Weighted average shares outstanding	22,771	22,700	22,750	22,669

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.02	$0.01	$0.07	$0.02
Income from discontinued operations attributable to common stockholders	$—	$0.02	$0.01	$0.03
Net income attributable to common stockholders	$0.02	$0.03	$0.08	$0.05

Weighted average shares outstanding do not include unvested, restricted shares totaling 417 and 413 at June 30, 2011 and 2010, respectively.

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

Notes Payable and Other Financial Instruments – We disclose the fair value of our financial instruments in accordance with ASC 825, Financial Instruments, on a recurring basis. Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable, and accounts payable and other liabilities. The carrying values of all but the notes payable are representative of the fair values due to the short term nature of the instruments and/or recent impairments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes and revolving line of credit approximate their carrying values. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy.

Derivative Financial Instruments – We measure our derivative financial instruments at fair value on a recurring basis. In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Notes Receivable – In 2010, we recorded an impairment on a note receivable related to the disposition of a tract of land adjacent to our Uptown Plaza – Dallas property. As of December 31, 2010, the fair value of that note was $3.3 million and was determined by calculating an average, per-acre price of vacant tracts of land sold near downtown Dallas, Texas, within the last three years. The valuation was classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2011, and December 31, 2010 (in thousands):

June 30, 2011	Level 1	Level 2	Level 3
Notes payable	$—	$155,323	$—
Derivative liability	—	183	—

December 31, 2010	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Notes payable	—	140,751	—
Derivative liability	—	346	—

DISCONTINUED OPERATIONS

As of June 30, 2011, we had 2 properties that were classified as held for sale. Also, during the year ended December 31, 2010, we sold 21 non-core, single-tenant assets. These properties have been reflected as discontinued operations in the accompanying statement of operations. The following is a summary of our discontinued operations for the three and six months ended June 30, 2011 and 2010 (in thousands, except for per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$114	$210	$197	$418
Earned income from direct financing leases	—	513	—	1,069
Total revenues	114	723	197	1,487
Expenses:
General and administrative	—	5	—	5
Property expense	—	4	1	5
Legal and professional	16	7	35	24
Depreciation and amortization	7	15	14	32
Total expenses	23	31	50	66

Operating income	91	692	147	1,421

Other income (expense):
Interest and other income	—	—	4	—
Interest and other income - related party	—	2	—	4
Income tax expense for taxable REIT subsidiary	(5)	(15)	(5)	(29)
Interest expense	—	(329)	—	(667)

Income from discontinued operations	$86	$350	$146	$729

Basic and diluted income from discontinued operations per share	$—	$0.02	$0.01	$0.03

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

NEW ACCOUNTING PRONOUNCEMENTS

Other comprehensive income — In June 2011, the Financial Accounting Standards Board (“FASB”) amended U.S. GAAP with Accounting Standard Update 2011-05 “Comprehensive Income (Topic 220) Presentation of Comprehensive Income.” This update does not change the recognition criteria of other comprehensive income (“OCI”); however, it eliminates the option that previously allowed reporting entities to present components of OCI as part of the statement of changes in stockholders’ equity. Instead, an entity will be limited to the option to present the components of OCI either in a single continuous statement of net income and comprehensive income or in two separate but consecutive statements, and, under either option, an entity is required to present reclassification adjustments for items that are reclassified from OCI to net income and where those reclassifications are presented on the face of the financial statements. The update is effective for fiscal years, and interim periods beginning after December 15, 2011. Since our OCI is limited to the change in fair value of our interest rate swap and is immaterial (See Note 6), implementation of this update is not expected to have a material impact to our consolidated financial statements.

3. INVESTMENTS IN ADVISED FUNDS

As of June 30, 2011, we owned, through wholly-owned subsidiaries, interests in five limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These advised funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these advised funds range from 2.1% to 3.0%. See Note 9 regarding transactions we have entered into with our advised funds.

AmREIT Income & Growth Fund, Ltd. (“AIGF”) – AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIGF. We currently own a 2.0% limited partner interest in AIGF. Pursuant to the AIGF limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (AIGC) as, if and when the annual return thresholds have been achieved by the limited partners. AIGF is currently in liquidation.

AmREIT Monthly Income & Growth Fund (“MIG”) – AmREIT Monthly Income & Growth Corporation (“MIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own a 1.4% limited partner interest in MIG. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC as, if and when the annual return thresholds have been achieved by the limited partners. MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation has been extended to March 2013, pursuant to the approval of a majority of the limited partners.

AmREIT Monthly Income & Growth Fund II (“MIG II”) – AmREIT Monthly Income & Growth II Corporation (“MIGC II”), our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own a 1.6% limited partner interest in MIG II. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC II as, if and when the annual return thresholds have been achieved by the limited partners. MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation has been extended to March 2013, pursuant to the approval of a majority of the limited partners.

AmREIT Monthly Income & Growth Fund III (“MIG III”) – AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. We currently own a 1.1% limited partner interest in MIG III. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) – AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own a 1.6% limited partner interest in MIG IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC IV) as, if and when the annual return thresholds have been achieved by the limited partners.

Advised funds – Financial Information

The following table sets forth certain financial information for the AIGF, MIG, MIG II, MIG III and MIG IV advised funds:

				Sharing Ratios(1)
Advised Fund	Capital under management	LP interest	GP interest	LP	GP	LP Preference
AIGF	—	2.0%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				70%	30%	15%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG	$9 million	1.4%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG II	$11 million	1.6%	1.0%	99%	1%	8%
				85%	15%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG III	$51 million	1.1%	1.0%	99%	1%	10%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG IV	$35 million	1.6%	1.0%	99%	1%	8.5%
				0%	100%	40% Catch Up
				60%	40%	Thereafter
_________________
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

AmREIT Woodlake, L.P. – In 2007, we invested $3.4 million in AmREIT Woodlake LP, for a 30% limited partnership interest. AmREIT Woodlake, LP was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. In July 2010, we and our affiliated partners entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 1% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project.

AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At June 30, 2011, we hold a 10% interest in the Woodlake Pointe Shopping Center.

AmREIT SPF Shadow Creek, L.P. – As part of the AmREIT and REITPlus merger in November 2009 (see further discussion in Note 2), we acquired a 10% investment in AmREIT SPF Shadow Creek, LP which was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000, which were expensed as part of the acquisition as an other-than-temporary impairment.

4. ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization expense related to in-place leases was $988,000 and $730,000 during the six months ended June 30, 2011 and 2010, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $60,000 and $69,000 during the six months ended June 30, 2011 and 2010, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $128,000 and $159,000 during the six months ended June 30, 2011 and 2010, respectively. Such accretion is recorded as an increase to rental income. In connection with our acquisitions of Market at Lake Houston and Brookwood Village (see Note 10), we recorded acquired lease intangible assets related to in-place leases and above-market leases of $4.2 million and $255,000, respectively. We also recorded acquired lease intangible liabilities related to below-market leases of $110,000.

Acquired lease intangible assets and liabilities and their respective accumulated amortization as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$20,909	$16,891
In-place leases – accumulated amortization	(11,880)	(11,122)
Above-market leases	2,203	2,014
Above-market leases – accumulated amortization	(1,802)	(1,808)
Acquired leases intangibles, net	$9,430	$5,975

Acquired lease intangible liabilities:
Below-market leases	$3,923	$3,813
Below-market leases – accumulated amortization	(2,456)	(2,328)
Acquired below-market lease intangibles, net	$1,467	$1,485

5. NOTES PAYABLE

Our outstanding debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010

Fixed-rate mortgage loans(1)	$148,208	$132,729
Variable-rate secured line of credit	11,550	11,700
Variable-rate secured loans	24,546	17,419
Total	$184,304	$161,848
_________________
(1)

Included in fixed-rate mortgage loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to an interest rate swap agreement entered into with a third party.

As of June 30, 2011, the weighted average interest rate on our fixed-rate debt was 5.15%, and the weighted average remaining life of such debt was 4.1 years. In December 2010, we extended our $25.0 million secured credit facility (the “Facility”) available to us for the acquisition of properties and for working capital. The Facility’s interest rate is LIBOR plus a spread of 3.50%, with a floor of 4.75%. The maturity date is June 30, 2013. The Facility’s borrowing base is determined based on the properties that are pledged as security on the Facility, and it contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our shareholders. As of June 30, 2011, we are in compliance with all covenants. As of June 30, 2011, the interest rate was 4.75% and we had $11.6 million outstanding on the Facility. We have approximately $13.1 million available under the Facility, subject to the covenants above.

As of June 30, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$374	$18,830	$19,204
2012	562	7,350	7,912
2013	606	22,109	22,715
2014	1,238	—	1,238
2015	1,265	50,428	51,693
Beyond five years	1,162	79,876	81,038
Unamortized debt premiums	—	504	504
Total	$5,207	$179,097	$184,304

6. DERIVATIVE INSTRUMENTS

In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time primarily to manage exposures to interest rate risks. We do not use derivative financial instruments for trading or speculative purposes. We have entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan on our MacArthur Park property. The fair value of the swap was a liability of $183,000 and $346,000 at June 30, 2011, and December 31, 2010, respectively, and is included in accounts payable and other liabilities on the consolidated balance sheet. The swap settles monthly with an amount paid to or received from our counterparty, which is recorded as an adjustment to interest expense. For the six months ended June 30, 2011 and 2010, we paid $181,000 and $179,000, respectively, related to this swap, which is included in interest expense.

Valuations are not actual market prices on which an offer would be for unwinding any transactions or the prices at which the forecasted transactions will settle in the future, but rather calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid market basis and do not include bid/offered spread that would be reflected in an actual price quotations, therefore, actual price quotations for unwinding our transactions would be different than those in our valuation. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

We have designated this interest rate swap as a hedge for financial reporting purposes. To the extent the hedge is effective, we record gains or losses resulting from changes in the value of our derivative in accumulated other comprehensive loss on our balance sheet. Currently, we believe the hedge is 100% effective and there is no ineffectiveness related to this hedge. To the extent a hedge is determined to be ineffective, GAAP requires that the ineffective portion of gains and losses be recorded into net income.

7. CONCENTRATIONS

As of June 30, 2011, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Irving, Texas, which accounted for 20% and 16% of total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 19 of our properties are located in the Houston metropolitan area. These Houston properties represent 65% and 67% of our base rental income for the six months ended June 30, 2011 and 2010, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

The following are the base rents generated by our top tenants for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Kroger	$529	$510	$1,058	$1,058
CVS/pharmacy	273	230	504	461
H-E-B Grocery(1)	277	—	383	—
Landry’s Seafood House	126	126	251	251
Hard Rock Café	124	124	248	248
TGI Friday’s	113	113	225	225
Champps Americana	106	106	211	211
Golden Corral	105	105	210	210
Paesanos	102	102	203	204
McAlister’s Deli(2)	114	82	196	164
	$1,869	$1,498	$3,489	$3,032
_________________
(1)	We acquired the Market at Lake Houston on February 25, 2011.
(2)	In July of 2011, we sold both of our McAlister’s Deli properties. See further discussion in Note 12.

The above base rents have been recorded in the accompanying consolidated statement of operations as rental income from operating leases (see Note 2).

8. STOCKHOLDERS’ EQUITY

Common Stock – Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of June 30, 2011, there were 23,200,207 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

Incentive Plans – Under the AmREIT, Inc. 2007 Independent Directors Stock Incentive Plan, 2,000,000 shares of our common stock were reserved for future awards of options, restricted stock, stock purchase rights, stock appreciation rights or other awards; however this plan was terminated by our board of directors on June 10, 2011 and these shares are no longer available for issuance under any equity compensation plan. Under the AmREIT, Inc. 1999 Flexible Incentive Plan, 1,288,739 shares of our common stock are available for future awards of stock options, restricted stock, stock appreciation rights and other awards to our employees and non-employee directors.

9. RELATED-PARTY TRANSACTIONS

See Note 3 regarding investments in advised funds and other affiliates and Note 2 regarding notes receivable from affiliates.

We earn real estate fee income by providing property acquisition, leasing, property management, and construction management services to our advised funds. We are the sole owner of the companies that serve as the general partner for the advised funds. Real estate fee income of $1.4 million and $908,000 were paid by the funds to the Company during the six months ended June 30, 2011, and 2010, respectively. Construction management fee income of $128,000 and $170,000 were earned from the advised funds during the six months ended June 30, 2011, and 2010, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $601,000 and $740,000 were paid by the funds to us during the six months ended June 30, 2011, and 2010, respectively. Additionally, we were reimbursed by the advised funds $356,000 and $504,000 during the six months ended June 30, 2011, and 2010, respectively, for reimbursements of administrative costs incurred on behalf of those funds. Such reimbursements are recorded as a reduction of general and administrative expense on our consolidated statements of operations.

We maintain a 1% general partner interest in the advised funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been paid. Once limited partner capital has been returned and the limited partner’s preferred return has been paid, the general partner thereafter shares in the available cash flow at various promoted levels (see Note 3).

See Note 10 below for a discussion of our acquisition of the property known as The Market at Lake Houston.

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

As discussed in Note 9 above, we completed the acquisition of The Market at Lake Houston, a 101,799 square foot grocery anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas on February 25, 2011. The property was completed in 2002 and was 100% leased and occupied at the time of purchase. The anchor tenant is H-E-B, a regional supermarket, and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for $20.1 million, of which, $4.4 million was paid in cash and the balance was paid through the assumption of $15.7 million of mortgage debt. This debt matures on January 1, 2016 and is payable interest-only at a fixed rate of 5.75% per year. This property was owned by two of our advised funds, 60% by MIG III, and 40% by MIG. We own 100% of the general partner of each of MIG and MIG III.

On May 10, 2011 we completed the acquisition of the Brookwood Village, a 28,774 square foot multi-tenant retail complex located in the Buckhead district in Atlanta, Georgia. The property was renovated in 2000 and was 96% leased and occupied at the time of purchase. The anchor tenant is CVS/pharmacy with other tenants including Sprint, FedEx/Kinko’s and Subway. This acquisition allowed us to expand and diversify our presence in Atlanta. We acquired the property for $10.6 million in cash using proceeds from our existing line of credit.

Included in our consolidated statements of operations are total revenues of $855,000 and net loss of $241,000 related to the operations of the Market at Lake Houston and Brookwood Village beginning on the respective dates of acquisition. Following are our pro forma results of operations, assuming that we acquired both properties on January 1, 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total revenues	$9,195	$8,799	$18,263	$17,492
Net income available to stockholders	$482	$448	$1,644	$955

11. COMMITMENTS AND CONTINGENCIES

In April 2010, we signed a new lease agreement for our office facilities that expires October 31, 2012. In addition, we lease various office equipment. Rental expense for the six months ended June 30, 2011, and 2010, was $139,000 and $170,000, respectively.

As the owner or operator of real property, we may incur liability based on various property conditions and may be subject to liability for personal injury or property damage sustained as a result. In addition, we are subject to ongoing compliance requirements imposed on us by environmental laws. We are not aware of any environmental matters or liabilities with respect to our properties that would have a material adverse effect on our consolidated financial statements.

We are involved in various matters of litigation arising in the normal course of business; however, we believe that we maintain comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. We believe that no estimate of loss or range of loss, if any, can be made at this time for such matters; however, our management, based in part upon consultation with legal counsel, is of the opinion that, when such litigation is resolved, any liability in excess of amounts covered by insurance or already included in our consolidated financial statements, if any, will not have a material effect on our consolidated financial statements.

12. SUBSEQUENT EVENTS

On July 6, 2011, we sold two non-core, single-tenant assets to a third party, which generated total proceeds of $2.5 million and resulted in a gain of approximately $550,000. These properties were classified as held for sale as of June 30, 2010, and the operations are included in income from discontinued operations on the accompanying consolidated statements of operations. See Note 2 for a discussion of the income from discontinued operations.

On July 29, 2011 we completed the acquisition of Alpharetta Commons, a 94,544 square foot multi-tenant retail complex located in Alpharetta, Georgia, a northern suburb of Atlanta, Georgia. The property was built in 1997 and was 100% leased and occupied at the time of purchase. The anchor tenant is Publix, a regional supermarket. This acquisition allowed us to further expand and diversify our presence in Atlanta. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our existing line of credit and a loan of $12.5 million.

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 27 properties located in four states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

Our advisory services segment consists of our real estate operating and development business as well as our advised funds. The real estate operating and development business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our portfolio and advised funds. The advised funds that we sponsor have sold limited partnership interests and non-listed REIT securities to retail investors. These funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years with respect to the limited partnerships. We have invested in these funds as both the general partner and a limited partner in the case of the limited partnerships.

Segment results for the three and six months ended June 30, 2011 and 2010, are as follows:

		Advisory Services
For the three months ended June 30, 2011 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$7,792	$54	$—	$7,846
Lease termination fee income	109	—	—	109
Real estate fee income - related party	—	825	—	825
Construction management fee income - related party	—	56	—	56
Asset management fee income - related party	—	—	231	231
Total revenue	7,901	935	231	9,067

General and administrative	611	787	28	1,426
Property expense	1,933	17	—	1,950
Legal and professional	248	19	—	267
Real estate commissions	—	157	—	157
Acquisition costs	—	75	—	75
Depreciation and amortization	2,302	6	—	2,308
Total expenses	5,094	1,061	28	6,183

Interest expense	(2,415)	—	—	(2,415)
Other income (expense)	90	(14)	(65)	11

Income from continuing operations	$482	$(140)	$138	$480

		Advisory Services
For the three months ended June 30, 2010 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$7,157	$54	$—	$7,211
Real estate fee income - related party	(6)	491	—	485
Construction management fee income - related party	—	93	—	93
Asset management fee income - related party	—	—	370	370
Total revenue	7,151	638	370	8,159

General and administrative	492	917	43	1,452
Property expense	1,947	11	—	1,958
Legal and professional	196	(52)	—	144
Real estate commissions	—	53	—	53
Depreciation and amortization	1,640	11	—	1,651
Total expenses	4,275	940	43	5,258

Interest expense	(2,438)	—	—	(2,438)
Other income (expense)	174	36	(373)	(163)

Income from continuing operations	$612	$(266)	$(46)	$300

		Advisory Services
For the six months ended June 30, 2011 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$15,198	$98	$—	$15,296
Lease termination fee income	109	—	—	109
Real estate fee income - related party	—	1,384	—	1,384
Construction management fee income - related party	—	128	—	128
Asset management fee income - related party	—	—	601	601
Total revenue	15,307	1,610	601	17,518

General and administrative	1,044	1,603	63	2,710
Property expense	3,651	26	—	3,677
Legal and professional	489	32	1	522
Real estate commissions	1	185	—	186
Acquisition costs	—	115	—	115
Depreciation and amortization	3,936	12	—	3,948
Total expenses	9,121	1,973	64	11,158

Interest expense	(4,618)	—	—	(4,618)
Other income (expense)	231	7	(224)	14

Income from continuing operations	$1,799	$(356)	$313	$1,756

		Advisory Services
For the six months ended June 30, 2010 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$14,125	$98	$—	$14,223
Real estate fee income - related party	(10)	918	—	908
Construction management fee income - related party	—	170	—	170
Asset management fee income - related party	—	—	740	740
Total revenue	14,115	1,186	740	16,041

General and administrative	911	1,715	74	2,700
Property expense	3,642	11	—	3,653
Legal and professional	425	(40)	1	386
Real estate commissions	1	92	—	93
Depreciation and amortization	3,334	22	—	3,356
Total expenses	8,313	1,800	75	10,188

Interest expense	(4,837)	—	—	(4,837)
Other income (expense)	326	130	(863)	(407)

Income from continuing operations	$1,291	$(484)	$(198)	$609

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” and “the Company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

Certain information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, funds from operations and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions in general and within our specific submarkets, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date of this report, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our 2010 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and trends which that appear should not be taken as indicative of future operations.

OVERVIEW

Our Company

We are a full-service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with significant barriers to entry, which we refer to as “Irreplaceable Corners.TM”. Our goal is to be recognized as the premier provider of the best retail and multi tenant real estate portfolio of “Irreplaceable Corners.TM” We are headquartered in Houston, Texas and have offices in Dallas, Texas and Atlanta, Georgia. We are a Maryland corporation formed in April 2007, and our predecessor was organized as a Maryland REIT in 1993. Our investment strategy is focused on high-quality shopping centers that are located in affluent, high-growth markets.

Our Portfolio

As of June 30, 2011, our portfolio consisted of 30 high-quality, wholly-owned properties totaling approximately 1.2 million square feet of GLA, that was approximately 92% leased with a weighted average remaining lease term of 5.3 years. Leased to national, regional and local tenants, our shopping centers are primarily located throughout affluent submarkets in Houston, Dallas, San Antonio, Austin and Atlanta that exhibit the characteristics we believe are consistent with our investment criteria. As owners and operators of real estate, we focus on maintaining the value, aesthetics, tenant mix and safety of each of our properties. In addition, selecting properties with high-quality tenants and mitigating risk by diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We continually monitor the sales trends and creditworthiness of our tenants.

We believe that our strategy of purchasing high-quality retail properties in high-traffic, well-populated areas will produce stable occupancy and opportunities for growth in future years. Our philosophy continues to be matching long-term leases with long-term debt structures while targeting a ratio of debt-to-total enterprise value of no more than 45% going forward.

Acquisition and Disposition Activity

On February 25, 2011, we completed the acquisition of The Market at Lake Houston, a 101,799 square foot grocery-anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas. The property was completed in 2002 and was 100% leased and occupied at the time of purchase. The anchor tenant is H-E-B, a regional supermarket and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for $20.1 million, of which, $4.4 million was paid in cash and the balance was paid through the assumption of a $15.7 million of mortgage debt. This debt matures on January 1, 2016 and is payable interest-only at a fixed rate of 5.75% per year. This property was owned by two of our advised funds, 60% by MIG III, and 40% by MIG. We own 100% of the general partner of each of MIG and MIG III. Pursuant to a policy adopted by our board of directors for acquisitions from our high net worth advised funds, the transaction was completed at fair market value pursuant to an independent appraisal process. Prior to commencing the independent appraisal process, we voluntarily solicited the approval of the transaction by the limited partners of each of MIG III and MIG ("Limited Partners"). Our board of directors then appointed two separate committees of our board to represent our interests and the interests of the selling funds, respectively. Each committee contained three independent directors from our board of directors and was led by an independent director with substantial expertise in valuing commercial real estate. Pursuant to our policy, each committee engaged its own independent nationally known appraiser. If the two appraised values were within five percent of each other, the market value of the property would be deemed to be the average of the two appraisals. If the two appraisals were more than five percent apart, a third appraiser would be appointed by the two existing appraisers. Approximately 57% of the Limited Partners voted, of which, 98% voted in favor of the sale. As a result of this process, we acquired the property for $20.1 million.

On May 10, 2011 we completed the acquisition of the Brookwood Village, a 28,774 square foot multi-tenant retail pharmacy-anchored neighborhood shopping center located in the Buckhead district in Atlanta, Georgia. The property was renovated in 2000 and was 96% leased and occupied at the time of purchase. The anchor tenant is CVS/pharmacy and other tenants include Sprint, FedEx/Kinko’s and Subway. This acquisition allowed us to expand and diversify our presence in Atlanta. We acquired the property for $10.6 million in cash using proceeds from our existing line of credit.

On July 6, 2011, we sold two non-core, single-tenant assets to a third party, which generated total proceeds of $2.5 million and resulted in a gain of approximately $550,000. These properties were classified as held for sale as of June 30, 2010, and the operations are included in income from discontinued operations on the accompanying consolidated statements of operations. We continue to review and pursue other additional acquisition opportunities consistent with our strategy including neighborhood grocery-anchored, community grocery-anchored and lifestyle shopping centers, which we believe meet our investment criteria.

On July 29, 2011 we completed the acquisition of Alpharetta Commons, a 94,544 square foot multi-tenant retail complex located in Alpharetta, Georgia, a northern suburb of Atlanta, Georgia. The property was built in 1997 and was 100% leased and occupied at the time of purchase. The anchor tenant is Publix, a regional supermarket. This acquisition allowed us to further expand and diversify our presence in Atlanta. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our existing line of credit and a loan of $12.5 million.

Our Advisory Services

In addition to our portfolio, we have an advisory services business, which is comprised of a fully integrated real estate team that provides a full suite of services to the properties within our wholly-owned portfolio as well as to the properties within our advised funds. Additionally, this team provides overall asset management services to the advised funds in which we have varying minority ownership interests.

Real Estate Operating and Development Service – Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly-owned properties as well as the properties within our advised funds. By employing our own real estate team we are able to provide all services to our properties in-house and maintain secure relationships with our tenants. Our real estate operating and development business is held under a taxable REIT subsidiary named AmREIT Realty Investment Corporation, or ARIC. ARIC contributes to our profitability by generating brokerage, leasing, construction management, development and property management fee income.

Advised Funds – We have varying minority ownership interests in and manage on behalf of institutional and individual third-party investors, eight real estate funds, including five high net worth advised funds and three institutional joint ventures, which we collectively refer to as our advised funds. We have formed, invested in and managed 20 advised funds over the past 27 years that have led the acquisition, development and redevelopment of 29 million square feet of retail properties throughout the United States. As of June 30, 2011, we managed three joint ventures for our institutional partners, J.P. Morgan Investment Management and AEW Capital, and five retail real estate funds for high net worth investors. As of June 30, 2011, our advised funds owned 19 properties totaling approximately 2.3 million square feet of GLA with a book value of over $495 million. As discussed above, we utilize our real estate operating and development personnel to provide a fully integrated range of asset advisory services including leasing, financing, acquiring and disposing of properties. Through our advised funds, we are able to (i) better match our capital with our property pipeline, and (ii) generate fee income from the real estate activities and asset management fees that benefit our stockholders. In our retail advised funds the limited partners generally receive 99% of the available cash flow until they have received 100% of their original invested capital and a preferred return. Once this has been achieved, we, as the general partner, begin sharing in the available cash flow. We invest in the advised funds that we manage as both the general partner and as a limited partner.

Results of Operations

Below are the results of operations for the three months and six months ended June 30, 2011, as compared to the same period in 2010. For purposes of comparing our results for the periods presented below, all of our properties are considered “same store” for those owned since the beginning of 2010, with the exception of 500 Lamar (acquired on December 9, 2010), which is immaterial to our 2010 results of operations. As of June 30, 2011, our portfolio was comprised of 30 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA, compared to a portfolio that was comprised of 49 wholly-owned properties with an aggregate of approximately 1.1 million square feet of GLA as of June 30, 2010. During 2011 and 2010, we sold certain single-tenant properties, the results for which are presented in income from discontinued operations.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

The following table summarizes our results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

	2011	2010	Change $	Change %
	(Dollars in thousands)
Property revenues:
Same store properties (25 properties)
Rental income (1)	$5,500	$5,366	$134	2%
Recovery income (1)	1,811	1,730	81	5%
Property expenses:
Property expenses	1,902	1,958	(56)	-3%
Total same store net operating income	5,409	5,138	271	5%
Property revenues:
Non-same store properties
Rental income (1)	588	—	588	100%
Recovery income (1)	216	—	216	100%
Property expenses:
Property expenses	209	—	209	100%
Total non-same store net operating income	595	—	595	100%
Total net operating income	6,004	5,138	866	17%
Other revenues:
Amortization of straight-line rents and above/below market rents(1)	(269)	115	(384)	-334%
Lease termination fee income	109	—	109	100%
Real estate fee income — related party	825	485	340	70%
Construction management fee income — related party	56	93	(37)	-40%
Asset management fee income — related party	231	370	(139)	-38%
Interest and other income	129	106	23	22%
Interest and other income — related party	31	66	(35)	-53%
Total other revenues	1,112	1,235	(123)	-10%
Other expenses:
Straight-line bad debt expense (2)	(161)	—	(161)	-100%
General and administrative	1,426	1,452	(26)	-2%
Acquisition costs	75	—	75	100%
Legal and professional	267	144	123	85%
Real estate commissions	157	53	104	196%
Depreciation and amortization	2,308	1,651	657	40%
Loss from advised funds and other affiliates	146	397	(251)	-63%
Income tax expense (benefit) for taxable REIT subsidiary	3	(62)	65	-105%
Interest expense	2,415	2,438	(23)	-1%
Total other expenses	6,636	6,073	563	9%
Income from continuing operations	480	300	180	60%
Income from discontinued operations	86	350	(264)	-75%
Net income	566	650	(84)	-13%
Net income attributable to non-controlling interest	—	(13)	13	-100%
Net income available to stockholders	$566	$637	$(71)	-11%
_________________
(1)

Rental income from operating leases is comprised of Rental income, Recovery income and Percentage rent from same store properties, Rental income and Recovery income from non-same store properties and Amortization of straight-line rents and above/below market rents. For the three months ended June 30, 2011 and 2010, Rental income from operating leases was $7,846 and $7,211, respectively.

(2)	Included in property expense on our consolidated statements of operations.

Same Store Properties – Property Revenues and Property Expenses

Rental income. Rental income increased by $134,000, or 2%, on a same store basis to $5.5 million for the three months ended June 30, 2011 as compared to $5.4 million in the same period in 2010. This same store increase is attributable to additional lease-up and renewal rate increases at our Uptown Plaza – Dallas and Uptown Park properties during the first quarter of 2011.

Recovery income. Tenant recovery income increased by $81,000, or 5%, on a same store basis to $1.8 million in the three months ended June 30, 2011 as compared to $1.7 million in the same period in 2010. This same store increase is primarily attributable to increased occupancy at our Uptown Plaza – Dallas property.

Property expenses. Property expenses decreased by $56,000, or 3%, on a same store basis to $1.9 million for the three months ended June 30, 2011 as compared to $2.0 million in the same period in 2010. This same store decrease is attributable to a decrease in bad debt reserves recorded for our continual assessment of our receivables in light of a stabilizing economy, partially offset by an increase in holiday décor, landscaping supplies and security expense.

Non-same store properties – Property revenues and Property expenses. Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), and Brookwood Village (May 10, 2011) whose results of operations have been recorded in the consolidated statements of operations from the date of acquisition.

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents decreased by approximately $384,000, or 334%, to an expense of $269,000 in the three months ended June 30, 2011 as compared to income of $115,000 in the same period in 2010. This decrease is primarily attributable to the accelerated amortization of accrued rent balances for certain tenants.

Lease termination income. Lease termination income increased by approximately $109,000, or 100%, to $109,000 in the three months ended June 30, 2011 as compared to $0 in the same period in 2010. This increase is attributable to the early termination and move out by a tenant at our South Bank property.

Real estate fee income – related party. Real estate fee income – related party increased by approximately $340,000, or 70%, to $825,000 in the three months ended June 30, 2011 as compared to $485,000 in the same period in 2010. This increase is primarily attributable to an increase in leasing commissions and development fees earned on the properties that we manage within our advised funds. During the second quarter of 2011, we recognized $325,000 in leasing commissions, most of which were earned on our Woodlake Pointe and Woodlake Square development projects. During the second quarter of 2011, we also earned $61,000 in development fees on our Woodlake Square development which commenced in August 2010 and was completed in the second quarter of 2011.

Asset management fee income – related party. Asset management fee income – related party decreased by approximately $139,000, or 38%, to $231,000 in the three months ended June 30, 2011 as compared to $370,000 in the same period in 2010. Our asset management fees are calculated based upon the net value of the assets held by the advised funds that we manage. The net value of the assets held by the advised funds has decreased during 2011.

Straight-line bad debt expense. Straight-line bad debt expense decreased by approximately $161,000, or 100%, to a credit of $161,000 in the three months ended June 30, 2011 as compared to $0 in the same period in 2010. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, which represents the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. During the fourth quarter of 2010, we recorded a reserve against the accrued rent balances due from certain of our tenants whom we believe may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the accelerated amortization of accrued rent balances for certain tenants.

Legal and professional. Legal and professional fees increased by approximately $123,000, or 85%, to $267,000 in the three months ended June 30, 2011 as compared to $144,000 in the same period in 2010. This increase is primarily attributable to lower net 2010 expenses, which benefited from a credit of $80,000 recorded in April 2010, due to the reversal of 2009 accrued merger costs that were lower than expected.

Real estate commissions. Real estate commission increased by approximately $104,000, or 196%, to $157,000 in the three months ended June 30, 2011 as compared to $53,000 in the same period in 2010. This increase is primarily attributable to increased leasing activity related to large tenants in our advised funds.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $657,000, or 40%, to $2.3 million in the three months ended June 30, 2011 as compared to $1.7 million in the same period in 2010. This increase is primarily attributable to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), and Brookwood Village (May 10, 2011).

Loss from advised funds and other affiliates. Loss from advised funds and other affiliates decreased by $251,000, or 63%, to a loss of $146,000 in the three months ended June 30, 2011 compared to a loss of $397,000 in the same period in 2010. The decrease is primarily attributable to the increased depreciation expense in 2010 resulting from the impending redevelopment of the Woodlake Square property. During the first quarter of 2010, we reassessed and shortened the estimated useful lives of various Woodlake Square buildings consistent with our current redevelopment plan.

Income tax expense (benefit) for taxable REIT subsidiary. Income tax expense increased by $65,000, or 105%, to expense of $3,000 in the three months ended June 30, 2011 as compared to a benefit of $(62,000) in the same period in 2010. The unfavorable variance is primarily attributable to the cessation of recording federal income tax benefits by our taxable subsidiary. We ceased recording federal income benefits as we could not determine with sufficient certainty that it was more likely than not that we would generate sufficient taxable income from our taxable subsidiary in the future to realize our deferred tax benefits (primarily net operating losses) and recorded a full valuation allowance against our federal deferred tax assets at December 31, 2010. As a result, any tax benefit related to federal taxes in 2011 is fully offset by an increase in the valuation allowance. The $3,000 expense recorded during the three months ended June 30, 2011 is comprised solely of state taxes.

Income from discontinued operations. Income from discontinued operations decreased by $264,000, or 75%, to income of $86,000 in 2011 as compared to income of $350,000 in 2010. The decrease is primarily attributable to our property disposition activity during 2010. We classified and reported two non-core, single tenant properties as held for sale at June 30, 2011, whereas we sold 21 non-core, single tenant properties during the third quarter of 2010. Included in income (loss) from discontinued operations is $350,000 in income generated by these properties during the three months ended June 30, 2010.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

The following table summarizes our results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	2011	2010	Change $	Change %
	(Dollars in thousands)
Property revenues:
Same store properties (25 properties)
Rental income (1)	$10,986	$10,701	$285	3%
Recovery income (1)	3,369	3,276	93	3%
Percentage rent (1)	10	82	(72)	-88%
Property expenses:
Property expenses	3,566	3,653	(87)	-2%
Total same store net operating income	10,799	10,406	393	4%
Property revenues:
Non-same store properties
Rental income (1)	834	—	834	100%
Recovery income (1)	294	—	294	100%
Property expenses:
Property expenses	278	—	278	100%
Total non-same store net operating income	850	—	850	100%
Total net operating income	11,649	10,406	1,243	12%
Other revenues:
Amortization of straight-line rents and above/below market rents(1)	(197)	164	(361)	-220%
Lease termination fee income	109	—	109	100%
Real estate fee income — related party	1,384	908	476	52%
Construction management fee income — related party	128	170	(42)	-25%
Asset management fee income — related party	601	740	(139)	-19%
Interest and other income	257	257	—	0%
Interest and other income — related party	61	128	(67)	-52%
Total other revenues	2,343	2,367	(24)	-1%
Other expenses:
Straight-line bad debt expense (2)	(167)	—	(167)	-100%
General and administrative	2,710	2,700	10	0%
Acquisition costs	115	—	115	100%
Legal and professional	522	386	136	35%
Real estate commissions	186	93	93	100%
Depreciation and amortization	3,948	3,356	592	18%
Loss from advised funds and other affiliates	250	938	(688)	-73%
Income tax expense (benefit) for taxable REIT subsidiary	54	(146)	200	-137%
Interest expense	4,618	4,837	(219)	-5%
Total other expenses	12,236	12,164	72	1%
Income from continuing operations	1,756	609	1,147	188%
Income from discontinued operations	146	729	(583)	-80%
Net income	1,902	1,338	564	42%
Net income attributable to non-controlling interest	—	(24)	24	-100%
Net income available to AmREIT stockholders	$1,902	$1,314	$588	45%
_________________
(1)

Rental income from operating leases is comprised of Rental income, Recovery income and Percentage rent from same store properties, Rental income and Recovery income from non-same store properties and Amortization of straight-line rents and above/below market rents. For the six months ended June 30, 2011 and 2010, Rental income from operating leases was $15,296 and $14,223, respectively.

(2)	Included in property expense on our consolidated statements of operations.

Same Store Properties – Property Revenues and Property Expenses

Rental income. Rental income increased by $285,000, or 3%, on a same store basis to $11.0 million for the six months ended June 30, 2011 as compared to $10.7 million in the same period in 2010. This same store increase is attributable to additional lease-up and renewal rate increases at our Uptown Plaza – Dallas, Plaza in the Park, and Uptown Park properties during 2011.

Recovery income. Tenant recovery income increased by $93,000, or 3%, on a same store basis to $3.4 million in the six months ended June 30, 2011 as compared to $3.3 million in the same period in 2010. This same store increase is primarily attributable to a favorable property tax refund received in the 2010 period on our South Bank property and due to increased occupancy at our Uptown Plaza – Dallas property.

Property expenses. Property expenses decreased by $87,000, or 2%, on a same store basis to $3.6 million for the six months ended June 30, 2011 as compared to $3.7 million in the same period in 2010. This same store decrease is attributable to a decrease in bad debt reserves recorded for our continual assessment of our receivables in light of a stabilizing economy, partially offset by an increase in holiday décor, landscaping supplies and security expense.

Non-same store properties – Property revenues and Property expenses. Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), and Brookwood Village (May 10, 2011) whose results of operations have been recorded in the consolidated statements of operations from the date of acquisition.

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents decreased by approximately $361,000, or 220%, to an expense of $197,000 in the six months ended June 30, 2011 as compared to income of $164,000 in the same period in 2010. This decrease is primarily attributable to the accelerated amortization of accrued rent balances for certain tenants.

Lease termination income. Lease termination income increased by approximately $109,000, or 100%, to $109,000 in the six months ended June 30, 2011 as compared to $0 in the same period in 2010. This increase is attributable to the early termination and move out of a tenant at our South Bank property.

Real estate fee income – related party. Real estate fee income – related party increased by approximately $476,000, or 52%, to $1.4 million in the six months ended June 30, 2011 as compared to $908,000 in the same period in 2010. This increase is primarily attributable to an increase in leasing commissions and development fees earned on the properties that we manage within our advised funds. During 2011, we recognized $362,000 in leasing commissions, most of which was earned on our Woodlake Pointe and Woodlake Square development projects. During 2011, we also earned $152,000 of development fees on our Woodlake Square development that commenced in August 2010 and was completed in the second quarter of 2011.

Asset management fee income – related party. Asset management fee income – related party decreased by approximately $139,000, or 19%, to $601,000 in the six months ended June 30, 2011 as compared to $740,000 in the same period in 2010. Our asset management fees are calculated based upon the net value of the assets held by the advised funds that we manage. The net value of the assets held by the advised funds has decreased during 2011.

Straight-line bad debt expense. Straight-line bad debt expense decreased by approximately $167,000, or 100%, to a credit of $167,000 in the six months ended June 30, 2011 as compared to $0 in the same period in 2010. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, which represents the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. During the fourth quarter of 2010, we recorded a reserve against the accrued rent balances due from certain of our tenants whom we believe may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the accelerated amortization of accrued rent balances for certain tenants.

Legal and professional. Legal and professional fees increased by approximately $136,000, or 35%, to $522,000 in the six months ended June 30, 2011 as compared to $386,000 in the same period in 2010. This increase is primarily attributable to lower, net 2010 expenses, which benefited from a credit of $80,000 recorded in April 2010, due to the reversal of 2009 accrued merger costs that were lower than expected.

Real estate commissions. Real estate commission increased by approximately $93,000, or 100%, to $186,000 in the six months ended June 30, 2011 as compared to $93,000 in the same period in 2010. This increase is primarily attributable to increased leasing activity related to large tenants on our advised funds.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $592,000, or 18%, to $3.9 million in the six months ended June 30, 2011 as compared to $3.4 million in the same period in 2010. This increase is primarily attributable to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), and Brookwood Village (May 10, 2011).

Loss from advised funds and other affiliates. Loss from advised funds and other affiliates decreased by $688,000, or 73%, to a loss of $250,000 in the six months ended June 30, 2011 compared to a loss of $938,000 in the same period in 2010. The decrease is primarily attributable to the increased depreciation expense in 2010 resulting from the impending redevelopment of the Woodlake Square property. During the first quarter of 2010, we reassessed and shortened the estimated useful lives of various Woodlake Square buildings consistent with our current redevelopment plan.

Income tax expense (benefit) for taxable REIT subsidiary. Income tax expense increased by $200,000, or 137%, to expense of $54,000 in the six months ended June 30, 2011 as compared to a benefit of $(146,000) in the same period in 2010. The unfavorable variance is primarily attributable to the cessation of recording federal income tax benefits by our taxable subsidiary. We ceased recording federal income benefits as we could not determine with sufficient certainty that it was more likely than not that we would generate sufficient taxable income from our taxable subsidiary in the future to realize our deferred tax benefits (primarily net operating losses) and recorded a full valuation allowance against our federal deferred tax assets at December 31, 2010. As a result, any tax benefit related to federal taxes in 2011 is fully offset by an increase in the valuation allowance. The $54,000 expense recorded during the three months ended June 30, 2011 is comprised solely of state taxes.

Interest expense. Interest expense decreased by $219,000, or 5%, to $4.6 million in the six months ended June 30, 2011 as compared to $4.8 million in the same period in 2010. This decrease is due to a lower average outstanding balance on our line of credit, as well as lower interest rates resulting from the refinancing of our Plaza in the Park and Cinco Ranch properties in December 2010.

Income from discontinued operations. Income from discontinued operations decreased by $583,000, or 80%, to income of $146,000 in 2011 as compared to income of $729,000 in 2010. The decrease is primarily attributable to our property disposition activity during 2010. We classified and reported two non-core single tenant properties as held for sale at June 30, 2011, whereas we sold 21 non-core, single tenant properties during the third quarter of 2010. Included in income (loss) from discontinued operations is $729,000 in income generated by these properties during the six months ended June 30, 2010.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property held for investment, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See Note 2 to our accompanying consolidated financial statements for discontinued operations included in FFO. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures reported by other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (1)	$566	$650	$1,902	$1,338
Add:
Depreciation of real estate assets - from operations	2,289	1,627	3,904	3,306
Depreciation of real estate assets - from discontinued operations	7	15	14	32
Depreciation of real estate assets for nonconsolidated affiliates (2)	154	448	306	1,138
Less:
Net income attributable to non-controlling interest	—	(13)	—	(24)

Total funds from operations available to common stockholders	$3,016	$2,727	$6,126	$5,790
_________________
(1)

Included in net income for the three and six months ended June 30, 2011, are acquisition costs of $75 and $115, respectively, incurred in connection with the acquisition of operating properties. We did not incur any acquisition costs during the 2010 periods.

(2)

Included in adjustments for nonconsolidated affiliates for the three and six months ended June 30, 2010 is $262 and $759, respectively, related to accelerated depreciation resulting from the redevelopment of the Woodlake Square property. We shortened the useful lives of certain Woodlake Square buildings consistent with the redevelopment plan once that redevelopment became probable.

Net Operating Income

We believe that Net Operating Income (“NOI”) is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income, percentage rent, excluding straight-line rental income and amortization of acquired above- and below-market rents) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line rent bad debt expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to similarly titled measures reported by other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance. The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$566	$650	$1,902	$1,338
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below market rents	269	(115)	197	(164)
Lease termination fee income	(109)	—	(109)	—

Real estate fee income — related party	(825)	(485)	(1,384)	(908)
Construction management fee income — related party	(56)	(93)	(128)	(170)
Asset management fee income — related party	(231)	(370)	(601)	(740)
Interest and other income	(129)	(106)	(257)	(257)
Interest and other income — related party	(31)	(66)	(61)	(128)
Straight-line bad debt expense	(161)	—	(167)	—
General and administrative	1,426	1,452	2,710	2,700
Acquisition costs	75	—	115	—
Legal and professional	267	144	522	386
Real estate commissions	157	53	186	93
Depreciation and amortization	2,308	1,651	3,948	3,356
Loss from advised funds and other affiliates	146	397	250	938

Income tax expense (benefit) for taxable REIT subsidiary	3	(62)	54	(146)
Interest expense	2,415	2,438	4,618	4,837
Income from discontinued operations	(86)	(350)	(146)	(729)
Net operating income	$6,004	$5,138	$11,649	$10,406

Liquidity and Capital Resources

Our sources of immediate liquidity primarily consist of cash flows generated from the operation of our properties, available cash and proceeds from our $25 million revolving secured credit facility (our “Facility”). The cash generated from operations is primarily paid to our common stockholders in the form of dividends. As a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income. In addition to our sources of immediate liquidity, we utilize several other forms of capital for funding our long-term liquidity requirements including our proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures.

We anticipate that our primary future uses of capital will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy. These expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to re-leasing, which are subject to change as market and tenant conditions dictate. As of June 30, 2011, we had $1.3 million of available cash on hand, and we had $13.1 million available under our Facility available for the acquisition of properties and for working capital needs. We anticipate that cash on hand and cash flows from operating activities will be sufficient to meet our short-term liquidity needs.

We intend to maintain a conservative capital structure. As of June 30, 2011, approximately 80% of our debt was fixed, long-term mortgage financing, and our ratio of debt to gross assets was 52%. As of June 30, 2011, we had a $11.6 million balance outstanding on our Facility, yielding $13.1 million in availability. The Facility’s maturity date is June 30, 2013 and its borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of June 30, 2011, we were in compliance with all covenants.

Contractual Obligations

As of June 30, 2011, we had the following contractual debt obligations (see also Note 5 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Secured credit facility	$—	$11,550	$—	$—	$11,550
Secured Debt(1)	26,290	10,559	119,437	15,964	172,250
Interest(2)	10,298	14,890	9,494	6,311	40,993
Non-cancelable operating lease payments	210	66	—	—	276
Total contractual obligations	$36,798	$37,065	$128,931	$22,275	$225,069
_________________
(1)

Secured debt as shown above is $504,000 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

(2)

Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed-rate loans. Our revolving credit facility is a variable-rate debt instrument, and the outstanding balance fluctuates throughout the year based on our liquidity needs. We also have variable rate mortgage loans. This table assumes that the outstanding balance and the interest rate as of June 30, 2011, on both the credit facility and the variable rate mortgage loans remain constant through maturity.

We routinely review our liquidity requirements our current cash flows from operations, coupled with our Facility, and we believe they are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Of our $26.3 million in secured debt maturities over the next twelve months, $16.8 million is comprised of the loan on our MacArthur Park property which matures in December 2011, and $7.4 is comprised of the loan on our Brookwood Village property which matures in January 2012. We believe that we will be able to extend such loans pursuant to their extension provisions or that we will be able to refinance them with another lender.

Cash Flows for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six months ended June 30,
	2011	2011
Operating activities	$5,555	$3,744
Investing activities	$(6,626)	$(1,904)
Financing activities	$1,700	$(2,331)

Operating Activities

The primary driver of the increase in operating cash flows was an increase of $1.6 million attributable to changes in working capital accounts. Cash inflows from receivables increased by $890,000 due to the timing of our escrow reimbursements associated with our debt refinancing in December 2010. We refinanced two of our grocery anchored shopping centers in December 2010 and received full reimbursement of our escrow accounts in January 2011. Additionally, cash inflows from tenant receivables increased $968,000 primarily due to timing of our common area maintenance reimbursements.

Investing Activities

During the six months ended June 30, 2011, cash flows used in investing activities resulted from the acquisition of two properties for an aggregate of $15.2 million through cash on hand and cash deposited (in 2010) with a qualified intermediary.

Financing Activities

During the six months ended June 30, 2011, cash flows provided by financing activities increased primarily due to increased borrowings primarily from the acquisition of Brookwood Village (see Note 10 to our accompanying consolidated financial statements) and lower dividend payments as a result of our 20% reduction in our dividend rate beginning in July 2010, partially offset by payments on our notes payable and our Facility.

Off-Balance Sheet Arrangements

As of June 30, 2011, none of our off balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in eight unconsolidated advised funds which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See note 2 to our accompanying consolidated financial statements. We have made loans to some of these affiliates as discussed in Note 3 to our accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the Securities and Exchange Commission.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT, Inc.
(registrant)

Date: August 9, 2011	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1	Articles of Amendment and Restatement (included as Exhibit 3.1 Amendment No. 3 to REITPlus’s Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the AmREIT, Inc.’s Current Report on Form 8-k, filed on November 3, 2010, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

_________________

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.