Form 10-Q
period 2011-09-30
AmREIT, Inc.
filed 2011-11-07
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(713) 850-1400
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2011
AmREIT, Inc. Common Stock, $0.01 par value	23,197,917 shares

AmREIT, Inc.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2011

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$138,404	$127,699
Buildings	171,322	140,532
Tenant improvements	12,673	11,083
	322,399	279,314
Less accumulated depreciation and amortization	(32,411)	(28,620)
	289,988	250,694

Acquired lease intangibles, net	10,724	5,975
Investments in advised funds and other affiliates	7,732	8,036
Net real estate investments	308,444	264,705

Cash and cash equivalents	1,316	655
Cash on deposit with qualified intermediary	—	9,370
Tenant receivables, net	2,925	3,058
Accounts receivable, net	1,139	2,206
Accounts receivable - related party, net	806	521
Notes receivable, net	3,362	3,375
Notes receivable - related party, net	5,184	4,860
Deferred costs, net	2,805	2,869
Other assets	4,192	2,229
TOTAL ASSETS	$330,173	$293,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$199,684	$161,848
Accounts payable and other liabilities	7,736	6,670
Acquired below market lease intangibles, net	2,096	1,485
Security deposits	868	778
TOTAL LIABILITIES	210,384	170,781

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,197,917 and 23,118,133 shares issued and 23,197,917 and 23,113,916 outstanding as of September 30, 2011 and December 31, 2010, respectively	232	232
Capital in excess of par value	191,746	191,369
Accumulated distributions in excess of earnings	(72,098)	(68,160)
Accumulated other comprehensive loss	(91)	(346)
Cost of treasury stock, 0 and 4,217 shares as of September 30, 2011 and December 31, 2010, respectively	—	(28)
TOTAL STOCKHOLDERS’ EQUITY	119,789	123,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,173	$293,848

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues:
Rental income from operating leases	$8,814	$7,525	$24,110	$21,748
Lease termination income	—	—	109	—
Real estate fee income	—	15	—	15
Real estate fee income - related party	533	907	1,917	1,815
Construction management fee income - related party	53	97	181	267
Asset management fee income - related party	232	370	833	1,110
Total revenues	9,632	8,914	27,150	24,955

Expenses:
General and administrative	1,485	1,599	4,195	4,299
Property expense	2,236	2,722	5,913	6,373
Legal and professional	266	278	788	663
Real estate commissions	106	46	292	139
Acquisition costs	107	—	222	—
Depreciation and amortization	2,122	1,642	6,071	4,998
Impairment - properties	—	2,268	—	2,268
Impairment - notes receivable	—	500	—	500
Total expenses	6,322	9,055	17,481	19,240

Operating income (loss)	3,310	(141)	9,669	5,715

Other income (expense):
Interest and other income	126	108	383	365
Interest and other income - related party	123	67	184	195
Gain on debt extinguishment	—	5,374	—	5,374
Loss from advised funds and other affiliates	(74)	(133)	(324)	(1,071)
Income tax expense	(134)	(235)	(188)	(90)
Interest expense	(2,648)	(2,338)	(7,266)	(7,175)

Income (loss) from continuing operations	703	2,702	2,458	3,313

Income (loss) from discontinued operations, net of taxes	(2)	183	145	910
Gain on sale of real estate acquired for resale, net of taxes	417	5,549	417	5,549
Income from discontinued operations	415	5,732	562	6,459

Net income	1,118	8,434	3,020	9,772

Net loss attributable to non-controlling interest	—	(149)	—	(173)

Net income available to stockholders	$1,118	$8,285	$3,020	$9,599

Net income per share of common stock - basic and diluted
Income before discontinued operations	$0.03	$0.11	$0.11	$0.14
Income from discontinued operations	$0.02	$0.25	$0.02	$0.28
Net income	$0.05	$0.36	$0.13	$0.42

Weighted average shares of common stock used to compute net income per share, basic and diluted	22,785	22,691	22,761	22,677

Dividends per share of common stock	$0.10	$0.10	$0.30	$0.35

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2011
(in thousands)
(unaudited)

	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Treasury stock	Total

Balance at December 31, 2010	$232	$191,369	$(68,160)	$(346)	$(28)	$123,067
Net income	—	—	3,020	—	—	3,020
Change in fair value of hedge liability	—	—	—	255	—	255
Deferred compensation issuance of restricted shares	—	(762)	—	—	—	(762)
Issuance of shares of common stock	1	761	—	—	—	762
Amortization of deferred compensation	—	418	—	—	—	418
Forfeitures of shares of common stock	—	30	—	—	(43)	(13)
Retirement of AmREIT common shares	(1)	(70)	—	—	71	—
Distributions	—	—	(6,958)	—	—	(6,958)
Balance at September 30, 2011	$232	$191,746	$(72,098)	$(91)	$—	$119,789

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,020	$9,772
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of real estate acquired for resale	2,417	886
Gain on sale of real estate acquired for resale	(417)	(5,549)
Gain on sale of real estate acquired for investment	—	(1,216)
Gain on debt extinguishment	—	(5,374)
Impairment - properties	—	3,487
Impairment - notes receivable	—	500
Bad debt expense (recoveries)	(336)	795
Loss from advised funds and other affiliates	324	1,071
Cash receipts (deferrals) for related party fees	6	(170)
Depreciation and amortization	6,084	5,048
Amortization of above/below market rent	(115)	(142)
Amortization of loan premium and financing cost	344	332
Amortization of deferred compensation	418	316
Distributions from advised funds and other affiliates	—	11
Decrease (increase) in tenant receivables	450	(354)
Decrease in accounts receivable	1,067	188
Increase in accounts receivable - related party	(225)	(157)
Cash receipts from direct financing leases more than income recognized	—	237
Increase in other assets	(1,558)	(530)
Increase (decrease) in accounts payable and other liabilities	1,123	(1,011)
Increase (decrease) in security deposits	(30)	5
Net cash provided by operating activities	12,572	8,145

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(1,588)	(1,522)
Net cash paid for acquisition of investment properties	(21,594)	—
Loans to affiliates	(1,324)	(1,977)
Payments from affiliates	1,000	1,550
Additions to furniture, fixtures and equipment	(42)	(38)
Investments in advised funds and other affiliates	(42)	(94)
Distributions from advised funds and other affiliates	16	555
Proceeds from sale of real estate acquired for resale	—	14,053
Cash deposited with a qualified intermediary	—	(12,804)
Cash received from qualified intermediary	9,370	—
Proceeds from sale of investment property	—	4,608
Net cash provided by (used in) investing activities	(14,204)	4,331

Cash flows from financing activities:
Proceeds from notes payable	31,225	20,600
Payments of notes payable	(21,937)	(21,103)
Payments for financing costs	(37)	(382)
Purchase of treasury stock	—	(22)
Issuance of shares of common stock	—	(22)
Common dividends paid	(6,958)	(8,073)
Distributions to noncontrolling interests	—	(438)
Net cash provided by (used in) financing activities	2,293	(9,440)

Net increase in cash and cash equivalents	661	3,036
Cash and cash equivalents, beginning of period	655	1,067
Cash and cash equivalents, end of period	$1,316	$4,103

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$6,715	$7,812
Taxes	562	362
Supplemental schedule of non-cash investing and financing activities:

Net cash paid for acquisition of investment properties:
Land	(11,759)	—
Buildings	(31,533)	—
Tenant improvements	(914)	—
Acquired lease intangibles, net	(5,579)	—
Notes payable	28,510	—
Accounts receivable - related party	(60)	—
Deferred costs	(182)	—
Other assets	(382)	—
Accounts payable and other liabilities	185	—
Security deposits	120	—
	$(21,594)	$—

During the nine months ended September 30, 2011, we issued 85,000 restricted shares of common stock to employees and directors as part of their compensation arrangements. The restricted shares vest over a three to seven-year period. We recorded approximately $762,000 in deferred compensation related to the issuance of the restricted shares on our consolidated balance sheets.

During the nine months ended September 30, 2010, we issued 185,500 restricted shares of common stock to employees and directors as part of their compensation arrangements. The restricted shares vest over a three to seven-year period. We recorded approximately $1.7 million in deferred compensation related to the issuance of the restricted shares on our consolidated balance sheets.

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

1. OUR BUSINESS AND OUR RECENT HISTORY

          OUR BUSINESS

          We are a full service, vertically integrated and self-administered real estate investment trust (“REIT”) that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry, which we refer to as “Irreplaceable Corners.TM” Our goal is to be recognized as the premier provider of the best retail and multi-tenant real estate portfolio of “Irreplaceable Corners.TM” We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 27-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. As part of our ongoing investment strategy, we expanded our presence in Atlanta, Georgia with the acquisition of two multi-tenant properties in May and July 2011, and we intend to continue to acquire additional properties within these markets, or other U.S. cities, that exhibit comparable population, affluence and growth characteristics. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

          As of September 30, 2011, our portfolio consisted of 29 wholly-owned properties. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors. The investment strategy of these funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of September 30, 2011, these funds held 19 properties.

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

          In these notes to the financial statements, “we,” “us,” “our,” or “the Company,” refers to AmREIT, Inc., the combined company following the merger of REITPlus with AmREIT, together with its predecessors and subsidiaries, including joint ventures, unless the context requires otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. All significant inter-company accounts and transactions have been eliminated through consolidation.

          The accompanying consolidated financial statements included in this Report as of and for the three and nine months ended September 30, 2011 and 2010, are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation.

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

          REVENUE RECOGNITION

          We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2011 and 2010, we recognized percentage rents of $95,000 and $177,000, respectively.

          We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We recognized lease termination fees of $109,000 and $0 during the nine months ended September 30, 2011 and 2010, respectively.

          We have investments in advised funds and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in income (loss) from advised funds and other affiliates on our statement of operations. We serve as the general partner of our advised funds and receive asset management fees for such service, which are calculated as a percentage of equity under management.

          We account for profit recognition on sales of real estate in accordance with GAAP where profits from sales are not recognized until certain criteria are met. Gains relating to transactions that do not meet the GAAP criteria are deferred and recognized when the criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.

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

          REAL ESTATE INVESTMENTS

          Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred. We did not capitalize any interest or taxes during the nine months ended September 30, 2011 or 2010.

          Acquired Properties and Acquired Lease Intangibles – We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, out of market debt, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

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

          Discontinued Operations – Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying statements of operations.

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the nine months ended September 30, 2011, we did not recognize any impairment charges related to any of our properties. During the nine months ended September 30, 2010, we recognized an impairment charge of $2.3 million on four properties that represent non-core real estate assets and $1.2 million on two non-core real estate assets reported in discontinued operations. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

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

	Nine months ended September 30,
	2011	2010
Beginning balance	$2,068	$1,026
Additional reserves	429	1,091
Collections/reversals	(694)	(245)
Write-offs	(15)	(140)
Ending balance	$1,788	$1,732

          Accounts receivable – Included in accounts receivable are various receivables that arise in the normal course of operating our business, including a $1.1 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our advised funds in February 2008. The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center. We did not record any bad debt expense related to accounts receivable during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we reversed $51,000 of bad debt expense related to miscellaneous receivables that were collected during the period. Bad debt expense, if any, and any related recoveries on accounts receivable are included in general and administrative expense.

          Notes receivable – Included in notes receivable is $4.6 million due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. In January 2010, we granted an extension to the buyer and extended the loan to December 31, 2010. The note matured, unpaid, on that date. The borrower is making principal and interest payments as if the loan had been extended. We are currently in discussions with the borrower as to possible remedies and recorded a $1.3 million impairment on the note in 2010. The impairment reduced the note receivable to the fair value of the underlying collateral, which was determined by calculating an average, per-acre price of vacant tracts of land sold near downtown Dallas, Texas within the past three years. Interest accruals are recorded directly to the reserve balance. Interest income is recorded to the extent that cash is received from the borrower. During the nine months ended September 30, 2011, we collected $288,000 from the borrower on this note, and we have recorded all of such payments in interest income in the accompanying consolidated statements of operations.

          Also included in notes receivable is $102,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of September 30, 2011, and December 31, 2010, we had an allowance for uncollectible notes receivable from tenants of $29,000 and $99,000, respectively. During the nine months ended September 30, 2011 and 2010, we recorded net bad debt recoveries related to tenant notes receivable of $71,000 and $0, respectively.

          Notes receivable – related party – Included in related party notes receivable are loans made to certain of our affiliated advised funds related to the acquisition or development of properties and the deferral of asset management fees. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the funds’ ownership interests in various unencumbered properties. During the year ended December 31, 2010, we, as the general partner of AmREIT Income and Growth Fund (“AIGF”), approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believe that the fund will be unable to repay the full balance after settlement of its other obligations. As a result of the impairment, we have ceased recording interest income on the note. Instead, interest accruals are recorded directly to the reserve balance, and interest income is recorded to the extent that cash is received from the borrower.

          During the nine months ended September 30, 2011, AIGF disposed of one of its investment properties and used a portion of the proceeds to make a $900,000 payment on its note to us, $84,000 of which represented accrued interest and is included in interest income – related party on our consolidated statements of operations.

          The following is a summary of the notes receivable due from related parties (in thousands):

	September 30, 2011				December 31, 2010
Related Party	Face Amount		Reserve	Carrying Amount	Face Amount	Reserve	Carrying Amount
AmREIT Income and Growth Fund, Ltd	$2,440		$(532)	$1,908	$3,157	$(500)	$2,657
AmREIT Monthly Income and Growth Fund III, Ltd	1,461	(1)	—	1,461	913	—	913
AmREIT Monthly Income and Growth Fund IV, L.P.	1,815		—	1,815	1,290	—	1,290
Total	$5,716		$(532)	$5,184	$5,360	$(500)	$4,860

(1)	In October 2011, we loaned an additional $1.5 million to AmREIT Monthly Income and Growth Fund III, Ltd.

          DERIVATIVE FINANCIAL INSTRUMENTS

          GAAP requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value is recognized in the income statement. As the hedge transactions settle, gains and losses associated with the transaction are reclassified out of OCI and into earnings. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

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

          DEFERRED COSTS, NET

          Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Accumulated amortization related to deferred loan costs totaled $1.7 million and $1.3 million as of September 30, 2011, and December 31, 2010, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to leasing costs totaled $1.4 million and $1.2 million as of September 30, 2011, and December 31, 2010, respectively.

          DEFERRED COMPENSATION

          Our 1999 Flexible Incentive Plan (the “Plan”) is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own restricted common stock in us. All long-term compensation awards are designed to vest over a period of three to seven years and promote retention of our team.

          Restricted Stock Issuances – The Plan allows for grants of restricted stock to our directors and employees as a form of long-term compensation. The stock grants vest over a period of three to seven years. We determine the fair value of the restricted stock as the number of shares awarded multiplied by the fair value per share of our common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted stock activity during the nine months ended September 30, 2011:

	Non-vested Shares	Weighted average grant date fair value
Beginning of period	431,175	$8.78
Granted	85,000	8.97
Vested	(96,559)	8.33
Forfeited	(5,217)	8.37
End of period	414,399	$8.93

          The weighted-average grant date fair value of restricted stock issued during the nine months ended September 30, 2011 was $8.97 per share which is based on our best estimate as our shares are not publicly traded. The total grant date fair value of shares of restricted stock which vested during the nine months ended September 30, 2011 was $804,000. Total compensation cost recognized related to restricted stock during the nine months ended September 30, 2011 and 2010, was $418,000 and $316,000, respectively. As of September 30, 2011, total unrecognized compensation cost related to restricted stock was $2.8 million, and the weighted average period over which we expect this cost to be recognized is 4.0 years.

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

          Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio and advised funds as well as to third parties. ARIC and its subsidiaries are treated as taxable REIT subsidiaries (collectively, the “Taxable REIT Subsidiaries”) for federal income tax purposes.

          State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, we believe GAAP requires presentation of the Texas Margin Tax as an income tax for financial reporting purposes. We recorded a margin tax provision of $157,000 and $287,000 for the Texas Margin Tax for the nine months ended September 30, 2011 and 2010, respectively.

          Deferred Tax Assets – To the extent that we have deferred tax assets at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize those assets. In making that determination, we will consider our current financial position, our results of operations for the current and preceding years, and our expectation of future operations. As of September 30, 2011, and December 31, 2010, we had a full valuation allowance offsetting our deferred tax asset, as we believe it does not meet the more-likely-than-not criteria under GAAP.

          EARNINGS PER SHARE

          Effective January 1, 2009, we report both basic and diluted earnings per share (“EPS”) using the two-class method under GAAP. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. Our unvested shares of restricted stock contain rights to receive non-forfeitable dividends and thus are participating securities. The two-class method determines EPS based on distributed earnings (i.e. dividends declared on common stock and any participating securities) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Pursuant to the two-class method, our unvested shares of restricted stock have not been allocated any undistributed losses.

          In 2010, we determined that undistributed losses had been allocated to both our common and unvested shares of restricted stock in prior periods. As such, prior period amounts have been adjusted to reflect our EPS using the two-class method. EPS for the three and nine months ended September 30, 2010, was initially reported at $0.35 and $0.42, respectively, in previously filed financial statements. This adjustment was not material to any current or prior period financial statements.

          The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Continuing Operations
Income from continuing operations attributable to common stockholders	$703	$2,702	$2,458	$3,313
Less: Dividends attributable to unvested restricted stockholders	(41)	(43)	(124)	(147)
Less: Income attributable to non-controlling interests	—	(149)	—	(173)
Basic and Diluted — Income from continuing operations	662	2,510	2,334	2,993
Discontinued Operations
Basic and Diluted — Income from discontinued operations	415	5,732	562	6,459
Net income attributable to common stockholders after allocation to participating securities	$1,077	$8,242	$2,896	$9,452

Number of Shares:
Basic and Diluted — Weighted average shares outstanding	22,785	22,691	22,761	22,677

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.03	$0.11	$0.11	$0.14
Income from discontinued operations attributable to common stockholders	$0.02	$0.25	$0.02	$0.28
Net income attributable to common stockholders	$0.05	$0.36	$0.13	$0.42

          Weighted average shares outstanding do not include unvested, restricted shares totaling 414,000 and 426,000 at September 30, 2011 and 2010, respectively.

          FAIR VALUE MEASUREMENTS

          GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, we utilize inputs that we believe reflect our best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

          Notes Payable and Other Financial Instruments – Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable, and accounts payable and other liabilities. The carrying values of all but the notes payable are representative of the fair values due to the short term nature of the instruments and/or recent impairments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes and revolving line of credit approximate their carrying values. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy.

          Derivative Financial Instruments – We measure our derivative financial instruments at fair value on a recurring basis. In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2011, and December 31, 2010 (in thousands):

September 30, 2011	Level 1	Level 2	Level 3
Fixed-rate notes payable	$—	$166,968	$—
Derivative liability	—	91	—

December 31, 2010	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Fixed-rate notes payable	—	140,751	—
Derivative liability	—	346	—

          DISCONTINUED OPERATIONS

          During the nine months ended September 30, 2011, we sold two non-core, single-tenant assets. During the year ended December 31, 2010, we sold 21 non-core, single-tenant assets. These properties have been reflected as discontinued operations in the accompanying statement of operations. The following is a summary of our discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except for per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$4	$142	$201	$560
Earned income from direct financing leases	—	336	—	1,405
Total revenues	4	478	201	1,965
Expenses:
General and administrative	(3)	(70)	(3)	(65)
Property expense	1	1	2	8
Legal and professional	8	5	43	30
Depreciation and amortization	—	11	13	43
Impairment - properties	—	1,219	—	1,219
Total expenses	6	1,166	55	1,235

Operating income	(2)	(688)	146	730

Other income (expense):
Gain on sale of real estate acquired for investment	—	1,216	—	1,216
Interest and other income	—	3	4	3
Interest and other income - related party	—	4	—	8
Income tax expense	—	(93)	(5)	(121)
Interest expense	—	(259)	—	(926)
Income from discontinued operations, net of tax	(2)	183	145	910
Gain on sale of real estate acquired for resale, net of tax	$417	$5,549	$417	$5,549
Income from discontinued operations	$415	$5,732	$562	$6,459
Basic and diluted income from discontinued operations per share	$0.02	$0.25	$0.02	$0.28

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

          NEW ACCOUNTING PRONOUNCEMENTS

          Other comprehensive income – In June 2011, the Financial Accounting Standards Board (“FASB”) amended GAAP with Accounting Standard Update 2011-05 “Comprehensive Income (Topic 220) Presentation of Comprehensive Income.” This update does not change the recognition criteria of other comprehensive income (“OCI”); however, it eliminates the option that previously allowed reporting entities to present components of OCI as part of the statement of changes in stockholders’ equity. Instead, an entity will be limited to the option to present the components of OCI either in a single continuous statement of net income and comprehensive income or in two separate but consecutive statements, and, under either option, an entity is required to present reclassification adjustments for items that are reclassified from OCI to net income and where those reclassifications are presented on the face of the financial statements. The update is effective for fiscal years, and interim periods beginning after December 15, 2011. Since our OCI is limited to the change in fair value of our interest rate swap and is immaterial (see Note 6), implementation of this update is not expected to have a material impact to our consolidated financial statements.

3. INVESTMENTS IN ADVISED FUNDS AND OTHER AFFILIATES

          ADVISED FUNDS

          As of September 30, 2011, we owned, through wholly-owned subsidiaries, interests in five limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These advised funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these advised funds range from 2.1% to 3.0%. See Note 9 regarding transactions we have entered into with our advised funds.

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

          Financial Information

          The following table sets forth certain financial information for the AIGF, MIG, MIG II, MIG III and MIG IV advised funds:

			Sharing Ratios(1)
Advised Fund	LP interest	GP interest	LP	GP	LP Preference
AIGF	2.0%	1.0%	99%	1%	8%
			90%	10%	10%
			80%	20%	12%
			70%	30%	15%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

MIG	1.4%	1.0%	99%	1%	8%
			90%	10%	10%
			80%	20%	12%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

MIG II	1.6%	1.0%	99%	1%	8%
			85%	15%	12%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

MIG III	1.1%	1.0%	99%	1%	10%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

MIG IV	1.6%	1.0%	99%	1%	8.5%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

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

          AmREIT Woodlake, L.P. – In 2007, we invested $3.4 million in AmREIT Woodlake L.P., for a 30% limited partnership interest. AmREIT Woodlake, L.P. was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. In July 2010, we and our affiliated partners entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 1% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project.

          AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, L.P., for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, L.P. was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. As of September 30, 2011, we held a 10% interest in the Woodlake Pointe Shopping Center.

          AmREIT SPF Shadow Creek, L.P. – As part of the AmREIT and REITPlus merger in November 2009, we acquired a 10% investment in AmREIT SPF Shadow Creek, L.P., which was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000, which were expensed as part of the acquisition as an other-than-temporary impairment.

4. ACQUIRED LEASE INTANGIBLES

          We have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization expense related to in-place leases was $1.6 million and $1.1 million during the nine months ended September 30, 2011 and 2010, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $84,000 and $88,000 during the nine months ended September 30, 2011 and 2010, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $199,000 and $230,000 during the nine months ended September 30, 2011 and 2010, respectively. Such accretion is recorded as an increase to rental income. In connection with our acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons (see Note 10), we recorded acquired lease intangible assets related to in-place leases and above-market leases of $6.1 million and $299,000, respectively. We also recorded acquired lease intangible liabilities related to below-market leases of $810,000.

          Acquired lease intangible assets and liabilities and their respective accumulated amortization as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$22,729	$16,891
In-place leases – accumulated amortization	(12,426)	(11,122)
Above-market leases	2,247	2,014
Above-market leases – accumulated amortization	(1,826)	(1,808)
Acquired leases intangibles, net	$10,724	$5,975

Acquired lease intangible liabilities:
Below-market leases	$4,623	$3,813
Below-market leases – accumulated amortization	(2,527)	(2,328)
Acquired below-market lease intangibles, net	$2,096	$1,485

5. NOTES PAYABLE

          Our outstanding debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010

Fixed-rate mortgage loans(1)	$158,300	$132,729
Variable-rate secured line of credit	16,950	11,700
Variable-rate secured loans	24,434	17,419
Total	$199,684	$161,848

(1)

Included in fixed-rate mortgage loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to an interest rate swap agreement entered into with a third party.

          As of September 30, 2011, the weighted average interest rate on our fixed-rate debt was 5.06%, and the weighted average remaining life of such debt was 4.1 years. In December 2010, we extended our $25.0 million secured credit facility (the “Facility”) to June 30, 2013. The Facility, which is available to us for the acquisition of properties and for working capital, carries an interest rate of LIBOR plus a spread of 3.50%, with a floor of 4.75%. The Facility’s borrowing base is determined based on the properties that are pledged as security under the Facility, and it contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of September 30, 2011, we are in compliance with all covenants. As of September 30, 2011, the interest rate was 4.75%, and we had $17.0 million outstanding on the Facility. We have approximately $7.7 million available under the Facility, subject to the covenants above.

          As of September 30, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$220	$16,672	$16,892
2012	755	7,350	8,105
2013	811	27,453	28,264
2014	1,452	—	1,452
2015	1,489	50,428	51,917
Beyond five years	1,811	90,771	92,582
Unamortized debt premiums	—	472	472
Total	$6,538	$193,146	$199,684

6. DERIVATIVE INSTRUMENTS

          We may enter into interest rate swaps from time to time in order to manage the volatility and exposure relating to interest rate risk. We do not use derivative financial instruments for trading or speculative purposes. We have entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan on our MacArthur Park property, which matures in December 2011. The fair value of the swap was a liability of $91,000 and $346,000 at September 30, 2011, and December 31, 2010, respectively, and is included in accounts payable and other liabilities on the consolidated balance sheet. The swap settles monthly with an amount paid to or received from our counterparty, which is recorded as an adjustment to interest expense. For the nine months ended September 30, 2011 and 2010, we paid $298,000 and $268,000, respectively, related to this swap, which is included in interest expense.

          Valuations are not actual market prices at which we could expect to incur to liquidate the swap, or the prices at which the forecasted transactions will settle in the future, but rather, they are calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include bid/offered spread that would be reflected in an actual price quotation, therefore, actual price quotations for unwinding our transactions would be different than those in our valuation. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

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

7. CONCENTRATIONS

          As of September 30, 2011, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Irving, Texas, which accounted for 19% and 15% of our total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 19 of our properties are located in the Houston metropolitan area. These Houston properties represent 64% and 67% of our base rental income for the nine months ended September 30, 2011 and 2010, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          The following are the base rents generated by our top tenants for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Kroger	$529	$529	$1,587	$1,587
CVS/pharmacy	305	230	809	691
H-E-B Grocery(1)	277	—	661	—
Landry’s Seafood House	126	125	377	377
Hard Rock Café	124	124	373	372
TGI Friday’s	113	113	338	338
Champps Americana	106	106	317	317
Golden Corral	105	105	315	315
Paesanos	102	102	305	306
McCormick & Schmick’s	85	85	256	256
	$1,872	$1,519	$5,338	$4,559

(1)	We acquired The Market at Lake Houston on February 25, 2011.

          The above base rents have been recorded in the accompanying consolidated statement of operations as rental income from operating leases (see Note 2).

8. STOCKHOLDERS’ EQUITY

          Common Stock – Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of September 30, 2011, there were 23,197,917 shares of our common stock outstanding. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

          During the nine months ended September 30, 2011, we retired treasury stock consisting of 9,434 shares of common stock, which was recorded as an offset to capital in excess of par value.

          Incentive Plans – Under the AmREIT, Inc. 1999 Flexible Incentive Plan, 1,288,739 shares of our common stock are available for future awards of stock options, restricted stock, stock appreciation rights and other awards to our employees and non-employee directors.

9. RELATED-PARTY TRANSACTIONS

          See Note 3 regarding investments in advised funds and other affiliates and Note 2 regarding notes receivable from affiliates.

          We earn real estate fee income by providing property acquisition, leasing, property management, and construction management services to our advised funds. We are the sole owner of each of the entities that serve as the general partner our the advised funds. Real estate fee income of $1.9 million and $1.8 million was paid by the funds to the Company during the nine months ended September 30, 2011, and 2010, respectively. Construction management fee income of $181,000 and $267,000 was earned from the advised funds during the nine months ended September 30, 2011, and 2010, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $833,000 and $1.1 million were paid by the funds to us during the nine months ended September 30, 2011, and 2010, respectively. Additionally, we were reimbursed by the advised funds $555,000 and $779,000 during the nine months ended September 30, 2011, and 2010, respectively, for reimbursements of administrative costs incurred on behalf of those funds. Such reimbursements are recorded as a reduction of general and administrative expense on our consolidated statements of operations.

          We maintain a 1% general partner interest in the advised funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been paid. Once limited partner capital has been returned and the limited partners’ preferred return has been paid, the general partner thereafter shares in the available cash flow at various promoted levels (see Note 3).

          See Note 10 below for a discussion of our acquisition of the property known as The Market at Lake Houston.

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

          ACQUISITIONS

          We completed the acquisition of The Market at Lake Houston, a 101,799 square foot grocery anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas on February 25, 2011. The property was completed in 2002 and was 100% leased at the time of purchase. The anchor tenant is H-E-B, a regional supermarket, and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for $20.1 million, of which, $4.4 million was paid in cash and the balance was paid through the assumption of $15.7 million of mortgage debt. This property was owned by two of our advised funds, 60% by MIG III, and 40% by MIG. We own 100% of the general partner of each of MIG and MIG III.

          On May 10, 2011 we completed the acquisition of the Brookwood Village, a 28,774 square foot multi-tenant retail complex located in the Buckhead district in Atlanta, Georgia. The property was renovated in 2000 and was 96% leased at the time of purchase. The anchor tenant is CVS/pharmacy with other tenants including Sprint, FedEx/Kinko’s and Subway. This acquisition allowed us to expand and diversify our presence in Atlanta. We acquired the property for $10.6 million in cash using proceeds from our existing line of credit.

          On July 29, 2011, we completed the acquisition of Alpharetta Commons, a 94,544 square foot grocery-anchored neighborhood shopping center located in the Alpharetta submarket of Atlanta, Georgia. The property was 100% leased at the time of purchase and is anchored by Publix, a regional supermarket, with remaining tenants comprised primarily of local and regional convenience retailers. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our existing line of credit and a loan of $12.5 million.

          Included in our consolidated statements of operations are total revenues of $2.0 million and net loss of $568,000 related to the operations of The Market at Lake Houston, Brookwood Village and Alpharetta Commons beginning on the respective dates of acquisition. The table below presents our pro forma results of operations, assuming that we acquired all properties on January 1, 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total revenues	$9,795	$10,033	$28,622	$28,311
Net income available to stockholders	$1,230	$7,948	$2,838	$8,686

          In the table above, acquisition costs of $107,000 and $222,000 incurred during the three and nine months ended September 30, 2011, respectively, have been excluded from net income available to stockholders in the 2011 periods and included in net income available to stockholders in the 2010 periods.

          DISPOSITIONS

          On July 6, 2011, we sold two non-core, single-tenant assets to a third party, which generated total proceeds of $2.4 million and resulted in a gain of approximately $417,000. During the third quarter of 2010, we sold 21 non-core, single tenant assets to third parties which generated net proceeds of $19.5 million and resulted in total gains of $6.8 million. The operating results of these properties are included in income from discontinued operations on the accompanying consolidated statements of operations.

11. COMMITMENTS AND CONTINGENCIES

          In April 2010, we signed a new lease agreement for our office facilities that expires October 31, 2012. In addition, we lease various office equipment. Rental expense for the nine months ended September 30, 2011, and 2010, was $211,000 and $247,000, respectively.

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

          We are involved in various matters of litigation arising in the normal course of business; however, we believe that we maintain sufficient comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. We believe that no estimate of loss or range of loss, if any, can be made at this time for such matters; however, our management, based in part upon consultation with legal counsel, is of the opinion that, when such litigation is resolved, any liability in excess of amounts covered by insurance or already included in our consolidated financial statements, if any, will not have a material effect on our consolidated financial statements.

12. SEGMENT REPORTING

          The operating segments presented are the segments of the company for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. However, this operating performance data might not be indicative of what a third party would assess or evaluate for purposes of determining fair value of our segments.

          The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 28 operating properties located in four states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

          Our advisory services segment consists of our real estate operating and development business, which includes one operating property, as well as our advised funds. The real estate operating and development business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our portfolio and advised funds. The advised funds that we sponsor have sold limited partnership interests to retail investors. These funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years with respect to the limited partnerships. We have invested in these funds as both the general partner and a limited partner.

          Segment results for the three and nine months ended September 30, 2011 and 2010, are as follows:

		Advisory Services
For the three months ended September 30, 2011 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$8,760	$54	$—	$8,814
Real estate fee income - related party	—	533	—	533
Construction management fee income - related party	—	53	—	53
Asset management fee income - related party	—	—	232	232
Total revenue	8,760	640	232	9,632

General and administrative	554	902	29	1,485
Property expense	2,220	16	—	2,236
Legal and professional	247	17	2	266
Real estate commissions	—	106	—	106
Acquisition costs	107	—	—	107
Depreciation and amortization	2,116	6	—	2,122
Total expenses	5,244	1,047	31	6,322

Interest expense	(2,648)	—	—	(2,648)
Other income/(expense)	125	3	(87)	41
Income (loss) from continuing operations	$993	$(404)	$114	$703

		Advisory Services
For the three months ended September 30, 2010 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$7,471	$54	$—	$7,525
Real estate fee income	—	15	—	15
Real estate fee income - related party	—	907	—	907
Construction management fee income - related party	—	97	—	97
Asset management fee income - related party	—	—	370	370
Total revenue	7,471	1,073	370	8,914

General and administrative	517	1,052	30	1,599
Property expense	2,711	11	—	2,722
Legal and professional	261	12	5	278
Real estate commissions	—	46	—	46
Depreciation and amortization	1,631	11	—	1,642
Impairment - properties	864	1,404	—	2,268
Impairment - notes receivable	500	—	—	500
Total expenses	6,484	2,536	35	9,055

Interest expense	(2,338)	—	—	(2,338)
Other income/(expense)	4,454	927	(200)	5,181
Income (loss) from continuing operations	$3,103	$(536)	$135	$2,702

		Advisory Services
For the nine months ended September 30, 2011 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$23,958	$152	$—	$24,110
Lease termination fee income	109	—	—	109
Real estate fee income - related party	—	1,917	—	1,917
Construction management fee income - related party	—	181	—	181
Asset management fee income - related party	—	—	833	833
Total revenue	24,067	2,250	833	27,150

General and administrative	1,482	2,622	91	4,195
Property expense	5,871	42	—	5,913
Legal and professional	736	49	3	788
Real estate commissions	1	291	—	292
Acquisition costs	222	—	—	222
Depreciation and amortization	6,053	18	—	6,071
Total expenses	14,365	3,022	94	17,481

Interest expense	(7,266)	—	—	(7,266)
Other income/(expense)	369	10	(324)	55
Income (loss) from continuing operations	$2,805	$(762)	$415	$2,458

		Advisory Services
For the nine months ended September 30, 2010 (in thousands)	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$21,596	$152	$—	$21,748
Real estate fee income	—	15	—	15
Real estate fee income - related party	—	1,815	—	1,815
Construction management fee income - related party	—	267	—	267
Asset management fee income - related party	—	—	1,110	1,110
Total revenue	21,596	2,249	1,110	24,955

General and administrative	1,428	2,766	105	4,299
Property expense	6,352	21	—	6,373
Legal and professional	686	(29)	6	663
Real estate commissions	1	138	—	139
Depreciation and amortization	4,964	34	—	4,998
Impairment - properties	864	1,404	—	2,268
Impairment - notes receivable	500	—	—	500
Total expenses	14,795	4,334	111	19,240

Interest expense	(7,175)	—	—	(7,175)
Other income/(expense)	4,778	1,057	(1,062)	4,773
Income (loss) from continuing operations	$4,404	$(1,028)	$(63)	$3,313

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          References to “we,” “us,” “our” and “the Company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

          Certain information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, funds from operations and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions in general and within our specific submarkets, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, the timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date of this report, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

          The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our 2010 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and trends that appear should not be taken as indicative of future operations.

OVERVIEW

          Our Company

          We are a full-service, vertically integrated and self-administered real estate investment trust, or REIT, that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with significant barriers to entry, which we refer to as “Irreplaceable Corners.TM” Our goal is to be recognized as the premier provider of the best retail and multi-tenant real estate portfolio of “Irreplaceable Corners.TM” We are headquartered in Houston, Texas and have regional offices in Dallas, Texas and Atlanta, Georgia. We are a Maryland corporation formed in April 2007, and our predecessor was organized as a Maryland REIT in 1993. Our investment strategy is focused on high-quality shopping centers that are located in affluent, high-growth markets.

          Our Portfolio

          As of September 30, 2011, our portfolio consisted of 29 high-quality, wholly-owned properties totaling approximately 1.2 million square feet of gross leasable area (“GLA”), that was approximately 93% leased with a weighted average remaining lease term of 5.2 years. Leased to national, regional and local tenants, our shopping centers are primarily located throughout affluent submarkets in Houston, Dallas, San Antonio, Austin and Atlanta that exhibit the characteristics we believe are consistent with our investment criteria. As owners and operators of real estate, we focus on maintaining the value, aesthetics, tenant mix and safety of each of our properties. In addition, selecting properties with high-quality tenants and mitigating risk by diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We continually monitor the sales trends and creditworthiness of our tenants.

          We believe that our strategy of purchasing high-quality retail properties in high-traffic, well-populated areas will produce stable occupancy and opportunities for growth in future years. Our philosophy continues to be matching long-term leases with long-term debt structures.

          Acquisition and Disposition Activity

          On February 25, 2011, we completed the acquisition of The Market at Lake Houston, a 101,799 square foot grocery-anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas. The property was completed in 2002 and was 100% leased at the time of purchase. The anchor tenant is H-E-B, a regional supermarket, and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for $20.1 million, of which, $4.4 million was paid in cash and the balance was paid through the assumption of a $15.7 million of mortgage debt. This property was owned by two of our advised funds, 60% by MIG III, and 40% by MIG and was purchased pursuant to an independent appraisal process. We are the general partner of each of MIG and MIG III. In accordance with a policy adopted by our board of directors for acquisitions from our advised funds, the transaction was completed at fair market value pursuant to an independent appraisal process. Prior to commencing the independent appraisal process, we voluntarily solicited the approval of the transaction by the limited partners of each of MIG III and MIG (“Limited Partners”). Our board of directors then appointed two separate committees of our board to represent our interests and the interests of the selling funds, respectively. Each committee contained three independent directors from our board of directors and was led by an independent director with substantial expertise in valuing commercial real estate. Pursuant to our policy, each committee engaged its own independent nationally known appraiser. If the two appraised values were within five percent of each other, the market value of the property would be deemed to be the average of the two appraisals. If the two appraisals were more than five percent apart, a third appraiser would be appointed by the two existing appraisers. Approximately 57% of the Limited Partners voted, of which, 98% voted in favor of the sale. As a result of this process, we acquired the property for $20.1 million.

          On May 10, 2011 we completed the acquisition of the Brookwood Village, a 28,774 square foot multi-tenant retail pharmacy-anchored neighborhood shopping center located in the Buckhead district in Atlanta, Georgia. The property was renovated in 2000 and was 96% leased at the time of purchase. The anchor tenant is CVS/pharmacy and other tenants include Sprint, FedEx/Kinko’s and Subway. This acquisition allowed us to expand and diversify our presence in Atlanta. We acquired the property for $10.6 million in cash using proceeds from our existing line of credit.

          On July 6, 2011, we sold two non-core, single-tenant assets to a third party, which generated total proceeds of $2.4 million and resulted in a gain of approximately $417,000. The operating results of these properties are included in income from discontinued operations on the accompanying consolidated statements of operations.

          On July 29, 2011, we completed the acquisition of Alpharetta Commons, a 94,544 square foot multi-tenant retail complex located in Alpharetta, Georgia, a northern suburb of Atlanta, Georgia. The property was built in 1997 and was 100% leased at the time of purchase. The anchor tenant is Publix, a regional supermarket. This acquisition allowed us to further expand and diversify our presence in Atlanta. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our existing line of credit and a loan of $12.5 million.

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

          Real Estate Operating and Development Service – Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly-owned properties as well as the properties within our advised funds. By employing our own real estate team we are able to provide all services to our properties in-house and maintain secure relationships with our tenants. Our real estate operating and development business is held under a taxable REIT subsidiary named AmREIT Realty Investment Corporation, or ARIC. ARIC generates brokerage, leasing, construction management, development and property management fee income.

          Advised Funds – As of September 30, 2011, we have varying minority ownership interests in and manage on behalf of institutional and individual third-party investors, eight real estate funds, including five high net worth investment funds, which we collectively refer to as our advised funds and three institutional joint ventures with J.P. Morgan Investment Management and AEW Capital. We have formed, invested in and managed 20 advised funds over the past 27 years that have led the acquisition, development and redevelopment of 29 million square feet of retail properties throughout the United States.

          As of September 30, 2011, our advised funds owned 19 properties totaling approximately 2.3 million square feet of GLA with a book value of over $495 million. As discussed above, we utilize our real estate operating and development personnel to provide a fully integrated range of asset advisory services including leasing, financing, acquiring and disposing of properties. Through our advised funds, we are able to (i) better match our capital with our property pipeline, and (ii) generate fee income from the real estate activities and asset management fees that benefit our stockholders. In our retail advised funds, the limited partners generally receive 99% of the available cash flow until they have received 100% of their original invested capital and a preferred return. Once this has been achieved, we, as the general partner, begin sharing in the available cash flow. We invest in the advised funds that we manage as both the general partner and as a limited partner.

RESULTS OF OPERATIONS

          Below are the results of operations for the three months and nine months ended September 30, 2011, as compared to the same periods in 2010. For purposes of comparing our results for the periods presented below, all of our properties are considered “same store” for those owned since the beginning of 2010. As of September 30, 2011, our portfolio was comprised of 29 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA, compared to a portfolio that was comprised of 27 wholly-owned properties with an aggregate of approximately 1.0 million square feet of GLA as of September 30, 2010. During 2011 and 2010, we sold certain single-tenant properties, the results for which are presented in income from discontinued operations.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

          The following table summarizes our results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

	2011	2010	Change $	Change %
	(Dollars in thousands)
Property revenues:
Same store properties (25 properties)
Rental income (1)	$5,501	$5,456	$45	1%
Recovery income (1)	1,815	1,907	(92)	-5%
Percentage rent(1)	105	95	10	11%
Property expenses:
Property expenses	1,932	2,722	(790)	-29%
Total same store net operating income	5,489	4,736	753	16%
Property revenues:
Non-same store properties
Rental income (1)	885	—	885	—
Recovery income (1)	401	—	401	—
Property expenses:
Property expenses	342	—	342	—
Total non-same store net operating income	944	—	944	—
Total net operating income	6,433	4,736	1,697	36%
Other revenues:
Amortization of straight-line rents and above/below market rents(1)	107	67	40	60%
Real estate fee income	—	15	(15)	-100%
Real estate fee income - related party	533	907	(374)	-41%
Construction management fee income - related party	53	97	(44)	-45%
Asset management fee income - related party	232	370	(138)	-37%
Interest and other income	126	108	18	17%
Interest and other income - related party	123	67	56	84%
Gain on debt extinguishment	—	5,374	(5,374)	-100%
Total other revenues	1,174	7,005	(5,831)	-83%
Other expenses:
Straight-line bad debt recoveries (2)	(38)	—	(38)	—
General and administrative	1,485	1,599	(114)	-7%
Acquisition costs	107	—	107	—
Legal and professional	266	278	(12)	-4%
Real estate commissions	106	46	60	130%
Depreciation and amortization	2,122	1,642	480	29%
Impairment - properties	—	2,268	(2,268)	-100%
Impairment - notes receivable	—	500	(500)	-100%
Loss from advised funds and other affiliates	74	133	(59)	-44%
Income tax expense	134	235	(101)	-43%
Interest expense	2,648	2,338	310	13%
Total other expenses	6,904	9,039	(2,135)	-24%
Income from continuing operations	703	2,702	(1,999)	-74%
Income from discontinued operations	415	5,732	(5,317)	-93%
Net income	1,118	8,434	(7,316)	-87%
Net income attributable to non-controlling interest	—	(149)	149	-100%
Net income available to stockholders	$1,118	$8,285	$(7,167)	-87%

(1)

Rental income from operating leases as presented on our consolidated statements of operations is comprised of Rental income, Recovery income and Percentage rent from same store properties, Rental income and Recovery income from non-same store properties and Amortization of straight-line rents and above/below market rents. For the three months ended September 30, 2011 and 2010, Rental income from operating leases was $8,814 and $7,525, respectively.

(2)	Included in property expense on our consolidated statements of operations.

          Same Store Properties – Property Revenues and Property Expenses

          Rental income. Rental income remained relatively consistent at $5.5 million for the three months ended September 30, 2011 and 2010.

          Recovery income. Tenant recovery income decreased by $92,000, or 5%, on a same store basis to $1.8 million in the three months ended September 30, 2011, as compared to $1.9 million in the same period in 2010. This same store decrease is primarily attributable to a favorable property tax refund received during the third quarter of 2011 on our MacArthur Park property.

          Property expenses. Property expenses decreased by $790,000, or 29%, on a same store basis to $1.9 million for the three months ended September 30, 2011, as compared to $2.7 million in the same period in 2010. This same store decrease is primarily attributable to a decrease in bad debt reserves recorded during the period as we continue to assess our receivables in light of a stabilizing economy. During the 2010 period, we recorded bad debt reserves of $631,000 whereas during the 2011 period, we recorded bad debt recoveries of $150,000. Additionally, property expenses were reduced by a property tax refund received during the 2011 period on our MacArthur Park property.

          Non-same store properties – Property revenues and Property expenses

          Rental income, tenant recovery income and property expenses. Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), Brookwood Village (May 10, 2011) and Alpharetta Commons (July 29, 2011) whose results of operations have been recorded in the consolidated statements of operations from the date of acquisition.

          Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased by $40,000, or 60%, to $107,000 in the three months ended September 30, 2011, as compared to $67,000 in the same period in 2010. This increase is primarily attributable to new leases at our Uptown Park, Plaza in the Park and Uptown – Dallas properties.

          Real estate fee income – related party. Real estate fee income – related party decreased by $374,000, or 41%, to $533,000 in the three months ended September 30, 2011, as compared to $907,000 in the same period in 2010. This decrease is primarily attributable to a reduction in development fees and brokerage commissions earned on the redevelopment of our Woodlake Square property in 2010, which was completed during the second quarter of 2011.

          Construction management fee income – related party. Construction management fee income – related party decreased by $44,000, or 45%, to $53,000 in the three months ended September 30, 2011, as compared to $97,000 in the same period in 2010. This decrease is due primarily to a reduction in tenant build-outs resulting from higher occupancy at the properties owned by our advised funds.

          Asset management fee income – related party. Asset management fee income – related party decreased by $138,000, or 37%, to $232,000 in the three months ended September 30, 2011, as compared to $370,000 in the same period in 2010. Our asset management fees are calculated based upon the net value of the assets held by the advised funds that we manage. The net value of the assets held by the advised funds has decreased during 2011.

          Interest and other income – related party. Interest and other income – related party increased by $56,000, or 84%, to $123,000 in the three months ended September 30, 2011, as compared to $67,000 in the same period in 2010. This increase is due to a payment by AmREIT Income and Growth Fund (“AIGF”) on its note to us, which included approximately $84,000 in accrued interest. Because we impaired the note in 2010, we no longer recognize interest income until cash is received (see Note 2 to our consolidated financial statements).

          Gain on debt extinguishment. Gain on debt extinguishment decreased by $5.4 million, or 100%, to $0 in the three months ended September 30, 2011, as compared to $5.4 million in the same period in 2010. The decrease is due to the extinguishment of a $19.9 million mortgage on our Uptown Plaza – Dallas property at a gain of $5.4 million in September 2010. We had no extinguishments of debt during the three months ended September 30, 2011.

          Straight-line bad debt recoveries. Straight-line bad debt recoveries were $38,000 in the three months ended September 30, 2011, as compared to $0 in the same period in 2010. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, which represents the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. During the fourth quarter of 2010, we recorded a reserve against the accrued rent balances due from certain of our tenants whom we believe may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of previously reserved rents due from certain tenants.

          Acquisition costs. Acquisition costs were $107,000 in the three months ended September 30, 2011, as compared to $0 in the same period in 2010. This increase is attributable to the acquisition of Alpharetta Commons in July 2011. We did not acquire any properties during the three months ended September 30, 2010.

          Real estate commissions. Real estate commissions increased by $60,000, or 130%, to $106,000 in the three months ended September 30, 2011, as compared to $46,000 in the same period in 2010. This increase is primarily attributable to increased leasing activity at properties owned by our advised funds.

          Depreciation and amortization. Depreciation and amortization expense increased by $480,000, or 29%, to $2.1 million in the three months ended September 30, 2011, as compared to $1.6 million in the same period in 2010. This increase is primarily attributable to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), Brookwood Village (May 10, 2011) and Alpharetta Commons (July 29, 2011).

          Impairment – properties. Impairment – properties decreased by $2.3 million, or 100%, to $0 in the three months ended September 30, 2011, as compared to $2.3 million in the same period in 2010. During the third quarter of 2010 and in connection with the marketing of several of our non-core, single-tenant properties located in tertiary markets, we identified a negative trend in the market for such properties. Accordingly, we performed an impairment analysis on all of our properties with these characteristics. The analysis indicated that, for four such properties, the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values. As a result, during the third quarter of 2010, we recorded impairments in the aggregate amount of $2.3 million on these four single-tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair-value was based on market data for similar assets. At the date of the impairment assessment, these assets had an aggregate estimated fair value of $3.4 million and were impaired by $2.3 million. No such impairments were recorded during the three months ended September 30, 2011.

          Impairment – notes receivable. Impairment – notes receivable decreased by $500,000, or 100%, to $0 in the three months ended September 30, 2011, compared to $500,000 in the same period in 2010. During the third quarter of 2010, we, as the general partner of AmREIT Income and Growth Fund (“AIGF”), approved a plan to begin marketing the fund’s assets for sale and recorded a $500,000 impairment on the note receivable from AIGF as we believe that the fund will be unable to repay the full balance after settlement of its other obligations. No such impairments were recorded during the three months ended September 30, 2011.

          Income tax expense. Income tax expense decreased by $101,000, or 43%, to $134,000 in the three months ended September 30, 2011, as compared to $235,000 in the same period in 2010. The variance is primarily attributable to a full valuation allowance against our federal deferred tax assets at December 31, 2010. As a result, any federal tax expense or benefit in 2011 is fully offset by a corresponding change in the valuation allowance. The $134,000 expense recorded during the three months ended September 30, 2011 is comprised solely of state taxes.

          Interest expense. Interest expense increased by $310,000, or 13%, to $2.6 million in the three months ended September 30, 2011, as compared to $2.3 million in the same period in 2010. This increase is primarily attributable to additional debt of $35.5 million related to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), Brookwood Village (May 10, 2011) and Alpharetta Commons (July 29, 2011). The increase was partially offset by lower interest rates resulting from the refinancing of our Plaza in the Park and Cinco Ranch properties in December 2010.

          Income from discontinued operations. Income from discontinued operations decreased by $5.3 million, or 93%, to $415,000 for the three months ended September 30, 2011, as compared to $5.7 million in the same period in 2010. The decrease is primarily attributable to our property disposition activity during 2010. We sold two non-core, single tenant properties during the three months ended September 30, 2011, for a gain of $417,000, whereas, we sold 21 non-core, single tenant properties during the third quarter of 2010 for a gain of $5.5 million.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

          The following table summarizes our results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

	2011	2010	Change $	Change %
	(Dollars in thousands)
Property revenues:
Same store properties (25 properties)
Rental income (1)	$16,497	$16,156	$341	2%
Recovery income (1)	5,184	5,183	1	0%
Percentage rent(1)	95	177	(82)	-46%
Property expenses:
Property expenses	5,498	6,373	(875)	-14%
Total same store net operating income	16,278	15,143	1,135	7%
Property revenues:
Non-same store properties
Rental income (1)	1,719	—	1,719	—
Recovery income (1)	695	—	695	—
Property expenses:
Property expenses	620	—	620	—
Total non-same store net operating income	1,794	—	1,794	—
Total net operating income	18,072	15,143	2,929	19%
Other revenues:
Amortization of straight-line rents and above/below market rents(1)	(80)	232	(312)	-134%
Lease termination fee income	109	—	109	—
Real estate fee income	—	15	(15)	-100%
Real estate fee income - related party	1,917	1,815	102	6%
Construction management fee income - related party	181	267	(86)	-32%
Asset management fee income - related party	833	1,110	(277)	-25%
Interest and other income	383	365	18	5%
Interest and other income - related party	184	195	(11)	-6%
Gain on debt extinguishment	—	5,374	(5,374)	-100%
Total other revenues	3,527	9,373	(5,846)	-62%
Other expenses:
Straight-line bad debt recoveries (2)	(205)	—	(205)	—
General and administrative	4,195	4,299	(104)	-2%
Acquisition costs	222	—	222	—
Legal and professional	788	663	125	19%
Real estate commissions	292	139	153	110%
Depreciation and amortization	6,071	4,998	1,073	21%
Impairment - properties	—	2,268	(2,268)	-100%
Impairment - notes receivable	—	500	(500)	-100%
Loss from advised funds and other affiliates	324	1,071	(747)	-70%
Income tax expense	188	90	98	109%
Interest expense	7,266	7,175	91	1%
Total other expenses	19,141	21,203	(2,062)	-10%
Income from continuing operations	2,458	3,313	(855)	-26%
Income from discontinued operations	562	6,459	(5,897)	-91%
Net income	3,020	9,772	(6,752)	-69%
Net income attributable to non-controlling interest	—	(173)	173	-100%
Net income available to stockholders	$3,020	$9,599	$(6,579)	-69%

(1)

Rental income from operating leases as presented on our consolidated statements of operations is comprised of Rental income, Recovery income and Percentage rent from same store properties, Rental income and Recovery income from non-same store properties and Amortization of straight-line rents and above/below market rents. For the nine months ended September 30, 2011 and 2010, Rental income from operating leases was $24,110 and $21,748, respectively.

(2)	Included in property expense on our consolidated statements of operations.

          Same Store Properties – Property Revenues and Property Expenses

          Rental income. Rental income increased by $341,000, or 2%, on a same store basis to $16.5 million for the nine months ended September 30, 2011, as compared to $16.2 million in the same period in 2010. Of this increase, $69,000 was driven by an increase in average occupancy percentage, and $272,000 was driven by an increase in rental rates.

          Recovery income. Tenant recovery income remained relatively consistent at $5.2 million for the nine months ended September 30, 2011 and 2010. A favorable property tax refund received during 2011 on our MacArthur Park property was offset by an increase in recovery income due to increased occupancy at our Uptown Plaza – Dallas property.

          Property expenses. Property expenses decreased by $875,000, or 14%, on a same store basis to $5.5 million for the nine months ended September 30, 2011, as compared to $6.4 million in the same period in 2010. This same store decrease is attributable to a decrease in bad debt reserves recorded during the period as we continue to assess our receivables in light of a stabilizing economy, partially offset by an increase in landscaping supplies and services, porter and security expense.

          Non-same store properties – Property revenues and Property expenses

          Rental income, tenant recovery income and property expenses. Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), Brookwood Village (May 10, 2011), and Alpharetta Commons (July 20, 2011) whose results of operations have been recorded in the consolidated statements of operations from the date of acquisition.

          Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents decreased by approximately $312,000, or 134%, to an expense of $80,000 in the nine months ended September 30, 2011, as compared to income of $232,000 in the same period in 2010. This decrease is primarily attributable to the accelerated amortization of accrued rent balances for certain tenants.

          Lease termination income. Lease termination income was $109,000 in the nine months ended September 30, 2011, as compared to $0 in the same period in 2010. This increase is attributable to the early termination and move out of a tenant at our South Bank property during 2011.

          Real estate fee income – related party. Real estate fee income – related party increased by approximately $102,000, or 6%, to $1.9 million in the nine months ended September 30, 2011, as compared to $1.8 million in the same period in 2010. This increase is primarily attributable to an increase in leasing commissions and development fees earned on the properties that we manage for our advised funds. During 2011, we recognized $859,000 in leasing commissions, most of which was earned on our Woodlake Pointe, Woodlake Square and Shadow Creek properties. During 2011, we also earned $152,000 of development fees on our Woodlake Square development as compared to $61,000 in 2010. The development commenced in August 2010 and was completed in the second quarter of 2011. The increase in these fees during 2011 was partially offset by the $210,000 leasing commission that was earned on the Woodlake Square property in July 2010.

          Construction management fee income – related party. Construction management fee income – related party decreased by approximately $86,000, or 32%, to $181,000 in the nine months ended September 30, 2011, as compared to $267,000 in the same period in 2010. This reduction is due to the completion of the redevelopment project at our Woodlake Square property which included six months in 2010 but only four months in 2011.

          Asset management fee income – related party. Asset management fee income – related party decreased by approximately $277,000, or 25%, to $833,000 in the nine months ended September 30, 2011, as compared to $1.1 million in the same period in 2010. Our asset management fees are calculated based upon the net value of the assets held by the advised funds that we manage. The net value of the assets held by the advised funds has decreased during 2011.

          Gain on debt extinguishment. Gain on debt extinguishment decreased by approximately $5.4 million, or 100%, to $0 in the nine months ended September 30, 2011, as compared to $5.4 million in the same period in 2010. The decrease is due to the extinguishment of a $19.9 million mortgage on our Uptown Plaza – Dallas property at a gain of $5.4 million in September 2010. We had no similar extinguishment of debt during the three months ended September 30, 2011.

          Straight-line bad debt recoveries. Straight-line bad debt recoveries were $205,000 in the nine months ended September 30, 2011, as compared to $0 in the same period in 2010. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. During the fourth quarter of 2010, we recorded a reserve against the accrued rent balances due from certain of our tenants whom we believe may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of previously reserved rents due from certain tenants.

          Acquisition costs. Acquisition costs were $222,000 in the nine months ended September 30, 2011, as compared to $0 in the same period in 2010. This increase is attributable to the acquisitions of The Market at Lake Houston (February 25, 2011) Brookwood Village (May 10, 2011) and Alpharetta Commons (July 29, 2011). We did not acquire any properties during the nine months ended September 30, 2010.

          Legal and professional. Legal and professional fees increased by approximately $125,000, or 19%, to $788,000 in the nine months ended September 30, 2011, as compared to $663,000 in the same period in 2010. This increase is primarily attributable to lower net 2010 expenses, which benefited from a credit of $80,000 recorded in April 2010, due to the reversal of 2009 accrued merger costs that were lower than estimated.

          Real estate commissions. Real estate commission increased by approximately $153,000, or 110%, to $292,000 in the nine months ended September 30, 2011, as compared to $139,000 in the same period in 2010. This increase is primarily attributable to increased leasing activity at properties owned by our advised funds.

          Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.1 million, or 21%, to $6.1 million in the nine months ended September 30, 2011, as compared to $5.0 million in the same period in 2010. This increase is primarily attributable to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), Brookwood Village (May 10, 2011), and Alpharetta Commons (July 29, 2011).

          Impairment – properties. Impairment – properties decreased by $2.3 million, or 100%, to $0 in the nine months ended September 30, 2011 compared to $2.3 million in the same period in 2010. During the third quarter of 2010 and in connection with the marketing of several of our non-core, single-tenant properties located in tertiary markets, we identified a negative trend in the market for such properties. Accordingly, we performed an impairment analysis on all of our properties with these characteristics. The analysis indicated that, for four such properties, the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values. As a result, during the third quarter of 2010, we recorded impairments in the aggregate amount of $2.3 million on these four single-tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair-value was based on market data for similar assets. At the date of the impairment assessment, these assets had an aggregate estimated fair value of $3.4 million and were impaired by $2.3 million. No such impairments were recorded during the nine months ended September 30, 2011.

          Impairment – notes receivable. Impairment – notes receivable decreased by $500,000, or 100%, to $0 in the nine months ended September 30, 2011 compared to $500,000 in the same period in 2010. During the third quarter of 2010, we, as the general partner of AmREIT Income and Growth Fund (“AIGF”), approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believe that the fund will be unable to repay the full balance after settlement of its other obligations. No such impairments were recorded during the nine months ended September 30, 2011.

          Loss from advised funds and other affiliates. Loss from advised funds and other affiliates decreased by $747,000, or 70%, to $324,000 in the nine months ended September 30, 2011 compared to $1.1 million in the same period in 2010. The decrease is primarily attributable to the increased depreciation expense in 2010 resulting from the impending redevelopment of the Woodlake Square property. During the first quarter of 2010, we reassessed and shortened the estimated useful lives of various Woodlake Square buildings consistent with our current redevelopment plan.

          Income tax expense. Income tax expense increased by $98,000, or 109%, to $188,000 in the nine months ended September 30, 2011, as compared to $90,000 in the same period in 2010. The variance is primarily attributable to a full valuation allowance against our federal deferred tax assets at December 31, 2010. As a result, any federal tax expense or benefit in 2011 is fully offset by a corresponding change in the valuation allowance. The $188,000 expense recorded during the nine months ended September 30, 2011 is comprised solely of state taxes.

          Interest expense. Interest expense increased by $91,000, or 1%, to $7.3 million in the nine months ended September 30, 2011, as compared to $7.2 million in the same period in 2010. This increase is due to a higher average outstanding balance on our line of credit, as well as the placement of additional debt of $35.5 million related to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011) Brookwood Village (May 10, 2011) and Alpharetta Commons (July 29, 2011). The increase was partially offset by lower interest rates resulting from the refinancing of our Plaza in the Park and Cinco Ranch properties in December 2010.

          Income from discontinued operations. Income from discontinued operations decreased by $5.9 million, or 91%, to income of $562,000 for the nine months ended September 30, 2011, as compared to income of $6.5 million in the same period in 2010. The decrease is primarily attributable to our property disposition activity during 2010. We sold two non-core, single tenant properties during the nine months ended September 30, 2011, for a gain of $417,000 whereas we sold 21 non-core, single tenant properties during the nine months ended September 30, 2010, for a gain of $5.5 million.

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

          Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (1)	$1,118	$8,434	$3,020	$9,772
Add:
Depreciation of real estate assets - from operations	2,106	1,620	6,012	4,926
Depreciation of real estate assets - from discontinued operations	—	11	13	43
Depreciation of real estate assets of nonconsolidated affiliates (2)	152	165	458	1,303
Less:
Net income attributable to non-controlling interest	—	(149)	—	(173)

Gain on sale of real estate assets acquired for investment	—	(1,216)	—	(1,216)

Total funds from operations available to common stockholders	$3,376	$8,865	$9,503	$14,655

(1)

Included in net income for the three and nine months ended September 30, 2011, are acquisition costs of $107 and $222, respectively, incurred in connection with the acquisition of operating properties. We did not incur any acquisition costs during the 2010 periods.

(2)

Included in adjustments for nonconsolidated affiliates for the nine months ended September 30, 2010 is $852 related to accelerated depreciation resulting from the redevelopment of the Woodlake Square property. We shortened the useful lives of certain Woodlake Square buildings consistent with the redevelopment plan once that redevelopment became probable.

Net Operating Income

          We believe that Net Operating Income (“NOI”), a non-GAAP measure, is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income, percentage rent, excluding straight-line rental income and amortization of acquired above- and below-market rents) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line rent bad debt expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to similarly titled measures reported by other REITs.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$1,118	$8,434	$3,020	$9,772
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below market rents	(107)	(67)	80	(232)
Lease termination fee income	—	—	(109)	—
Real estate fee income	—	(15)		(15)
Real estate fee income - related party	(533)	(907)	(1,917)	(1,815)

Construction management fee income - related party	(53)	(97)	(181)	(267)
Asset management fee income - related party	(232)	(370)	(833)	(1,110)
Interest and other income	(126)	(108)	(383)	(365)
Interest and other income - related party	(123)	(67)	(184)	(195)
Gain on debt extinguishment	—	(5,374)	—	(5,374)
Straight-line bad debt recoveries	(38)	—	(205)	—
General and administrative	1,485	1,599	4,195	4,299
Acquisition costs	107	—	222	—
Legal and professional	266	278	788	663
Real estate commissions	106	46	292	139
Depreciation and amortization	2,122	1,642	6,071	4,998
Impairment - properties	—	2,268	—	2,268
Impairment - notes receivable	—	500	—	500
Loss from advised funds and other affiliates	74	133	324	1,071
Income tax expense	134	235	188	90
Interest expense	2,648	2,338	7,266	7,175
Income from discontinued operations	(415)	(5,732)	(562)	(6,459)
Net operating income	$6,433	$4,736	$18,072	$15,143

LIQUIDITY AND CAPITAL RESOURCES

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements primarily from cash on hand, cash flows generated from the operation of our properties, proceeds from our $25 million revolving secured credit facility (our “Facility”) and, potentially, proceeds from new mortgages, as needed for acquisitions. The cash generated from operations is primarily paid to our common stockholders in the form of dividends. As a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income.

          We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties and acquiring new assets compatible with our investment strategy, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms. These expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to releasing, which are subject to change as market and tenant conditions dictate. We utilize several other forms of capital for funding our long-term liquidity requirements including our proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures.

          As of September 30, 2011, we had $1.3 million of available cash on hand, and we had $7.7 million available under our Facility available for the acquisition of properties and for working capital needs. We anticipate that cash on hand and cash flows from operating activities will be sufficient to meet our short-term liquidity needs.

          We intend to maintain a conservative capital structure. As of September 30, 2011, approximately 79% of our debt was fixed, long-term mortgage financing, and our ratio of debt to gross assets was 54%. As of September 30, 2011, we had a $17.0 million balance outstanding on our Facility, yielding $7.7 million in availability. The Facility’s maturity date is June 30, 2013 and its borrowing base is determined based on the properties that are pledged as security against the Facility. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of September 30, 2011, we were in compliance with all covenants.

          Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

As of September 30, 2011, we had the following contractual debt obligations (in thousands, see also Note 5 to the accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Secured credit facility	$—	$16,950	$—	$—	$16,950
Secured Debt(1)	24,061	10,503	119,415	28,283	182,262
Interest(2)	9,207	15,905	9,244	6,886	41,242
Non-cancelable operating lease payments	210	13	—	—	223
Total contractual obligations	$33,478	$43,371	$128,659	$35,169	$240,677

(1)

Secured debt as shown above is $472 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

(2)

Interest expense includes our interest obligations on the Facility as well as on our fixed-rate loans. The Facility is a variable-rate debt instrument, and the outstanding balance fluctuates throughout the year based on our liquidity needs. We also have variable rate mortgage loans. This table assumes that the outstanding balance and the interest rate as of September 30, 2011, on both the Facility and the variable rate mortgage loans remain constant through maturity.

          We routinely review our liquidity requirements and our current cash flows from operations, coupled with our Facility, and we believe they are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Of our $24.1 million in secured debt due within the next twelve months, $16.7 million is comprised of the loan on our MacArthur Park property which matures in December 2011, and $7.4 million is comprised of the loan on our Brookwood Village property, which matures in January 2012. We believe that we will be able to extend such loans pursuant to their extension provisions or that we will be able to refinance them with another lender.

Cash Flows for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine months ended September 30,
	2011	2010
Operating activities	$12,572	$8,145
Investing activities	$(14,204)	$4,331
Financing activities	$2,293	$(9,440)

          Operating Activities

          The primary driver of the $4.4 million increase in operating cash flows was an increase of $2.8 million in income from continuing operations exclusive of non-cash depreciation and amortization, gains on debt extinguishment and impairments recorded in 2010. Additionally, we benefitted from favorable changes in working capital accounts. Cash inflows from receivables increased by $879,000 due to the timing of our escrow reimbursements associated with our debt refinancings in December 2010. We refinanced two of our grocery-anchored shopping centers in December 2010 and received full reimbursement of our escrow accounts in January 2011. Additionally, cash inflows from tenant receivables increased $804,000 primarily due to timing of our common area maintenance reimbursements.

          Investing Activities

          During the nine months ended September 30, 2011, the increase of $18.5 million in cash flows used in investing activities was driven primarily by the acquisition of three properties for an aggregate of $21.6 million through cash on hand and cash deposited (in 2010) with a qualified intermediary. These investing outflows were partially offset by a $4.8 million increase in investing inflows. During 2011, we received cash of $9.4 million that was on deposit with a qualified intermediary whereas, during the 2010 period, we generated $4.6 million in proceeds from the sale of non-core, single-tenant properties.

          Financing Activities

          During the nine months ended September 30, 2011, cash flows provided by financing activities increased primarily due to borrowings of $10.6 million for the acquisition of Brookwood Village and $5.4 million for the acquisition of Alpharetta Commons (see Note 10 to our accompanying consolidated financial statements), lower dividend payments as a result of our 20% reduction in our dividend rate beginning in July 2010 and a decrease in distributions paid to non-controlling interests. These inflows were partially offset by payments on our notes payable and our Facility.

Off-Balance Sheet Arrangements

          As of September 30, 2011, none of our off balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in eight unconsolidated advised funds which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 2 to our accompanying consolidated financial statements. We have made loans to some of these affiliates as discussed in Note 3 to our accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the Securities and Exchange Commission.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. [REMOVED AND RESERVED].

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

AmREIT, Inc.
(registrant)

Date: November 7, 2011	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1

Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2010, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

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