Form 10-K
period 2011-12-31
AmREIT, Inc.
filed 2012-03-05
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

          On February 27, 2012, the registrant had 23,190,907 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed subsequently with the SEC into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

CAUTIONARY NOTE REGARDING FORWARD – LOOKING STATEMENTS

          Our disclosure and analysis in this Annual Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. This Annual Report also contains forward-looking statements obtained from third parties relating to market and industry data and forecasts; forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as the other forward-looking statements contained in this Annual Report. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and FFO, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

          Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

DEFINITIONS

          As used in this Annual Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “AmREIT” “we,” “us” and “our” refer to AmREIT, Inc., its predecessors and consolidated subsidiaries, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

2012 Proxy Statement	Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ABR	Annualized base rent, which is calculated by multiplying (i) monthly base rent as of December 31, 2011, for leases that had commenced as of such date, by (ii) 12.

Advised Funds

Collectively, our varying minority ownership interests in five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

AIGC	AmREIT Income and Growth Corporation, general partner of AIGF.

AIGF	AmREIT Income and Growth Fund, Ltd.

AmREIT	AmREIT, Inc.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2011.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

EPS	Earnings per share.

Facility	Our $25.0 million secured credit facility as specified in our Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009.

FFO

Funds from operations, as defined by NAREIT, which includes net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and impairments on properties held for investment, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

GAAP	U.S. generally accepted accounting principles.

GLA	Gross leasable area.

Internal Revenue Code	The Internal Revenue Code of 1986, as amended.

IPO	Initial underwritten public offering.

LIBOR	London Interbank Offered Rate.

MIG	AmREIT Monthly Income and Growth Fund, Ltd.

MIG II	AmREIT Monthly Income and Growth Fund II, Ltd.

MIG III	AmREIT Monthly Income and Growth Fund III, Ltd.

MIG IV	AmREIT Monthly Income and Growth Fund IV, L.P.

MIGC	AmREIT Monthly Income and Growth Corporation, general partner of MIG.

MIGC II	AmREIT Monthly Income and Growth II Corporation, general partner of MIG II.

MIGC III	AmREIT Monthly Income and Growth III Corporation, general partner of MIG III.

MIGC IV	AmREIT Monthly Income and Growth IV Corporation, general partner of MIG IV.

NAREIT	National Association of Real Estate Investment Trusts.

NOI

Net operating income, defined as operating revenues (rental income, tenant recovery income, percentage rent, excluding straight-line rental income and amortization of acquired above- and below-market rents) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line rent bad debt expense).

OCI	Other comprehensive income.

REIT	Real estate investment trust.

REITPlus	REITPlus, Inc., former name of AmREIT, Inc. and surviving entity following the merger with AmREIT.

SEC	Securities and Exchange Commission.

Texas Margin Tax

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.

PART I

ITEM 1.          BUSINESS

BACKGROUND

          We are a full-service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with significant barriers to entry, which we refer to as “Irreplaceable CornersTM.” Our goal is to be recognized as the premier provider of the best retail and multi-tenant real estate portfolio of “Irreplaceable CornersTM.” Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and national and local restaurants. Our portfolio is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which we collectively refer to as our core markets. According to the U.S. Census Bureau, our core markets represent five of the top population and job growth markets in the United States. We are a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes, and we have been a reporting company with the SEC since 1995.

          We have been in business for 28 years and have owned, operated, acquired, developed and redeveloped retail properties in 19 states during this time. From 1985 to 2000, companies, including AmREIT and its predecessors acquired and developed mainly single-tenant retail properties across the United States, including in markets in California, Colorado, Georgia, Illinois, Kansas, Louisiana, Maryland, Minnesota, Missouri, New Mexico, New York, North Carolina, Oregon, Tennessee, Texas, Utah and Virginia.

          In 1995, we began investing in multi-tenant shopping centers, and in 2000, we refined our investment strategy to focus on total investor returns and value creation with less emphasis on current yield. We began to accumulate multi-tenant shopping centers in high-barrier in-fill locations with strong demographics, taking advantage of population growth and increased affluence in Houston, Dallas, San Antonio and Austin as well as leveraging our expertise in Texas and our experienced property management team. Since 2000, we have recycled capital by selectively disposing of single-tenant retail properties located outside of our core markets and redeploying the proceeds into high-quality, multi-tenant shopping centers in our core markets. As of December 31, 2011, our single tenant properties only comprise 11% our total GLA and 9% of our annualized base rent.

          We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. In November 2009, we completed a restructuring, which consisted of the merger of AmREIT with and into REITPlus, wherein AmREIT acquired REITPlus’s net assets, for financial reporting purposes, and the surviving entity was renamed AmREIT, Inc. Today, we believe the high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta are compelling real estate markets given their favorable demographics, job growth and large, diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services and leisure and hospitality. As part of our ongoing investment strategy, we expanded our presence in Atlanta, Georgia with the acquisition of two multi-tenant properties in 2011, and we intend to continue to acquire additional properties within these markets, or in other U.S. cities, that exhibit comparable population, affluence and growth characteristics. Prior to expanding into new markets, we conduct detailed analyses to ensure that potential acquisitions are consistent with our strategy. We generally seek to invest in properties that possess the following attributes, which we refer to collectively as our “5Ds”:

•	Demographic purchasing power – average household incomes within a one-mile radius of $100,000 or more, resulting in an affluent population with substantial disposable income;

•	Density of population – 45,000 or more households within a three-mile radius and additional retail drivers such as favorable daytime employment population, tourism and regional draws;

•

Demand for retail space – limited nearby retail properties or land available for the development of new retail properties, providing for favorable retail per capita figures as compared to the national and metropolitan statistical area averages;

•	Desirability of physical layout – physical attributes that provide the best opportunity for our tenants to attract and serve their target customers; and

•	Demarcation advantage – site-specific factors that will encourage traffic to our properties and require analysis beyond the raw demographic data.

          To fund our growth, we may continue to access available capital from all or a combination of future joint ventures, refinancing of current debt and unencumbered properties, sales of selected properties that no longer meet our investment criteria or possible public sales of our common stock. In addition, we will continue to actively manage our portfolio, to increase occupancy rates at our properties, attract high-quality tenants, maximize tenant retention rates and increase property cash flows. We intend to capitalize on the in-fill locations of our properties with high barriers to entry by selectively redeveloping and expanding our existing properties where we believe we can generate attractive risk-adjusted returns. We have historically added high-quality amenities to our properties such as additional parking, enhanced signage, and common areas situated around water or other natural features, which we believe improves tenant mix and generates higher average base rents.

OUR PORTFOLIO

          As of December 31, 2011, our portfolio consisted of 29 wholly-owned properties with approximately 1.2 million square feet of GLA, which were approximately 96% leased with a weighted average remaining lease term of 5.4 years. Our neighborhood and community shopping centers accounted for approximately 91% of our annualized base rent as of December 31, 2011, with our single-tenant retail properties accounting for the remaining 9% of our annualized base rent.

Acquisition and Disposition Activity:

•

On February 25, 2011, we completed the acquisition of The Market at Lake Houston, a 101,791 square foot grocery-anchored neighborhood shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston. The property was completed in 2002 and was 100% leased on the acquisition date. The anchor tenant is H-E-B, a regional supermarket, and other major tenants include Five Guys, Payless ShoeSource and Subway. We acquired the property for approximately $20.1 million, of which $4.4 million was paid using cash on deposit with a qualified intermediary. The balance was paid through our assumption of $15.7 million of mortgage debt. The property was purchased from two of our affiliated Advised Funds, and we completed the acquisition pursuant to an independent appraisal process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to the appraisal process.

•

On May 10, 2011, we completed the acquisition of Brookwood Village, a 28,774 square foot pharmacy-anchored, neighborhood shopping center located in the Buckhead District of Atlanta, Georgia. The property was renovated in 2000 and was 96% leased on the acquisition date. The anchor tenant is CVS/pharmacy, and other tenants include Sprint, FedEx/Kinko’s and Subway. This acquisition allowed us to further expand and diversify our presence in Atlanta. We acquired the property for $10.6 million in cash using proceeds from our Facility.

•	On July 6, 2011, we sold two non-core, single-tenant assets to a third party, which generated total proceeds of $2.4 million and resulted in a gain of approximately $417,000.

•

On July 29, 2011, we completed the acquisition of Alpharetta Commons, a 94,544 square foot grocery-anchored neighborhood shopping center located in the Alpharetta submarket of Atlanta, Georgia. The property was built in 1997 and was 100% leased on the acquisition date. The property is located between two intersections with an average daily drive-by rate in excess of 66,000 cars. The property is anchored by Publix, a regional supermarket, and the remaining tenants are comprised primarily of local and regional convenience retailers. We acquired the property for $18.8 million, using cash on hand, $5.4 million of proceeds from our Facility and a $12.5 million mortgage loan.

OUR ADVISORY SERVICES

          Advised Funds – As of December 31, 2011, we have varying minority ownership interests in and manage on behalf of institutional and individual third-party investors eight real estate funds, which we collectively refer to as our Advised Funds. Our Advised Funds include five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. We have formed, invested in and managed 20 advised funds over the past 28 years that have led to the acquisition, development and redevelopment of 29 million square feet of retail properties throughout the United States.

          As the sole owner of the general partner of each of the five high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our core markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth Advised Funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of December 31, 2011, our Advised Funds held 19 properties with approximately 2.3 million square feet of GLA and an undepreciated book value of over $495 million.

          Real Estate Operating and Development Business – Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly-owned properties as well as the properties held by our Advised Funds. By employing our own real estate team we are able to provide all services to our properties in-house and maintain secure relationships with our tenants. Our real estate operating and development business is held under our taxable REIT subsidiary, ARIC. ARIC generates brokerage, leasing, construction management, development and property management fee income.

COMPETITION

          All of our properties are located in geographic areas that include competing properties. The number of competitive properties in a particular area could have a material adverse affect on both our ability to lease space at our properties and on the rents charged. When pursuing acquisition development and redevelopment opportunities, we also compete with an indeterminate number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do. Similarly, should we decide to dispose of a property, we may compete with third-party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return.

          In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations.

          We believe that we are favorably positioned compared to other owners and operators of retail real estate based on the following:

•

We own and operate a high-quality portfolio of 29 retail centers that we believe yield premium rents and occupancy rates due in part to high population densities and high per capita income levels in our properties’ submarkets.

•

Our properties are located in areas that we believe have high barriers to entry for competitive retail centers, including high land prices and a limited supply of developable land, which should allow us to continue to achieve higher occupancy rates and higher annualized base rents.

•	Our Advised Funds provide us with access to a pipeline of acquisition opportunities. If the properties in our Advised Funds meet our investment criteria, we may acquire the assets.
•	During our 28 years in commercial real estate, our senior management team has developed long-standing industry, corporate and institutional relationships within our core markets.
•	Our senior management team is knowledgeable and experienced with an average of approximately 12 years of experience with AmREIT.
•	We maintain a conservative capital structure. We believe that our conservative capital structure will provide us with significant financial flexibility to fund future growth.

GOVERNMENTAL REGULATIONS

          Our properties and the tenants of our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes, underground and aboveground storage tanks, local fire safety requirements, and local land use and zoning regulations. For example, some of our tenants handle regulated substances or wastes as part of their operations on our properties. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental laws, health, and safety laws, including increasing liability for noncompliance or requiring significant unanticipated expenditures. We are not presently aware of any instances of material non-compliance with environmental, health and safety laws at our properties, and we believe that we have all permits and approvals necessary under current law to operate our properties.

Environmental Regulations

          Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, asbestos-containing materials, wastes, or petroleum products at, on, under, from or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to redevelop, sell or lease the property or mortgage the property. In addition, if contamination is discovered on one of our properties, environmental laws may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so.

          Some of our properties are adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these nearby properties could impact our properties. In addition, certain of our properties are currently used, have been used, and may be used in the future by others, including former owners or tenants of our properties, for commercial or industrial activities, such as gas stations and dry cleaners, that may release petroleum products or other hazardous or toxic substances at our properties or to surrounding properties.

          We have obtained Phase I Environmental Site Assessments or similar environmental audits from an independent environmental consultant for substantially all our properties. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records, interviews and visual inspection of the property; however, they have a limited scope (e.g., they do not include soil sampling or ground water analysis) and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted. Phase II environmental assessments generally involve the testing of soil, groundwater or other media and conditions. While environmental assessments conducted prior to acquiring our properties have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations, certain properties that we have acquired contain, or contained, uses that could have impacted our properties, including dry-cleaning establishments utilizing solvents or gas stations. Where we believed it was warranted, subsurface investigations or samplings of building materials were undertaken with respect to these and other properties. To date, the costs associated with these investigations and any subsequent remedial measures taken to address any identified impacts have not resulted in material costs. Prior to purchasing properties in the future, we plan to conduct Phase I Environmental Site Assessments and other environmental investigations, if warranted.

Americans with Disabilities Act of 1990

          Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate.

EMPLOYEES

          As of December 31, 2011, we had a total of 42 employees comprised of 39 full-time employees and 3 part-time contract personnel.

FINANCIAL INFORMATION

          Additional financial information is included in “Item 8 - Consolidated Financial Statements and Supplementary Data.”

AVAILABLE INFORMATION

          We file annual, periodic, current reports and other information with the SEC. All filings that we make with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website is address is http://www.sec.gov.

          Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website, www.amreit.com, free of charge as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. The filings can be found in the “Filings” section of our website. Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers and the charters of the committees of the Board of Directors. These items can be found in the “Corporate Governance” section of our website. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report. All of the aforementioned materials may also be obtained free of charge by contacting us at AmREIT, Inc., Attn: Chad Braun, 8 Greenway Plaza, Suite 1000, Houston, Texas 77046.

ITEM 1A.          RISK FACTORS.

          Not applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

          Not applicable.

ITEM 2.              PROPERTIES.

OUR PROPERTIES

          As of December 31, 2011, our portfolio consisted of 29 wholly-owned properties with approximately 1.2 million square feet of GLA, which were approximately 96% leased with a weighted average remaining lease term of 5.4 years.

          Our properties are located in metropolitan areas with compelling real estate markets given their favorable demographics, job growth and large and diverse economies. All of our Texas properties are located in the Houston, Dallas, San Antonio and Austin markets with Houston and Dallas representing our two largest markets and comprising approximately 84.0% of our annualized base rent as of December 31, 2011. We also added two additional multi-tenant properties in the Atlanta market during 2011, which we also believe compete favorably.

          The following table provides an overview of our properties as of December 31, 2011.

Property	Property Location	Year Built / Renovated	GLA	Percent Leased(1)	ABR	ABR per Leased Square Foot(2)	Average Net Effective ABR per Leased Square Foot(3)	Key Tenants
Neighborhood and Community
Shopping Centers

Uptown Park	Houston, TX	1999/2005	169,112	98%	$5,515,061	$33.18	$33.17	Champps, McCormick & Schmicks
MacArthur Park	Dallas, TX	2000	237,381	85%	3,455,289	17.09	17.96	Kroger, Barnes & Noble, GAP
Plaza in the Park	Houston, TX	1999/2009	144,054	99%	2,772,685	19.41	19.85	Kroger
Southbank(4)	San Antonio, TX	1995	46,673	100%	1,606,954	34.41	37.55	Hard Rock Café
The Market at Lake Houston	Houston, TX	2002	101,799	96%	1,502,760	15.33	15.49	H-E-B, Five Guys
Uptown Plaza - Dallas	Dallas, TX	2006	33,840	100%	1,411,240	41.70	45.53	Morton’s, Wells Fargo
Alpharetta Commons	Atlanta, GA	1997	94,544	100%	1,344,772	14.22	14.33	Publix
Cinco Ranch	Houston, TX	2001	97,297	100%	1,308,159	13.45	13.59	Kroger

Uptown Plaza - Houston	Houston, TX	2002	28,000	94%	1,185,450	44.90	46.27	CVS/pharmacy, The Grotto (owned by Landry’s)

Bakery Square	Houston, TX	1996	34,614	100%	876,206	25.31	25.64	Walgreens, Boston Market
Brookwood Village	Atlanta, GA	1941/2000	28,774	96%	714,882	25.93	27.09	CVS/pharmacy, Subway
Courtyard on Post Oak	Houston, TX	1994	13,597	100%	545,368	40.11	40.11	Verizon
Woodlands Plaza	Houston, TX	1997/2003	20,018	100%	460,229	22.99	21.27	FedEx Kinko’s
Terrace Shops	Houston, TX	2000	16,395	75%	377,632	30.72	31.10	Starbucks
Sugarland Plaza	Houston, TX	1998/2001	16,750	100%	402,188	24.01	24.01	Memorial Hermann
500 Lamar	Austin, TX	1998	12,795	100%	389,858	30.47	31.50	Title Nine Sports

Neighborhood and Community Shopping Centers Subtotal/Weighted Average			1,095,643	95%	$23,868,733	$22.83	$23.42
Single Tenant (Ground Leases) Subtotal/Weighted Average(5)			64,048	100%	$1,207,499	$18.85	$18.72
Single Tenant (Fee Simple) Subtotal/Weighted Average(6)			69,519	100%	$1,236,684	$17.79	$18.14
Portfolio Total/Weighted Average			1,229,210	96%	$26,312,916	$22.31	$22.85

(1)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2011, divided by (ii) total GLA, expressed as a percentage.
(2)	Annualized base rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) GLA under commenced leases as of December 31, 2011.
(3)

Average net effective annual base rent per leased square foot represents (i) the contractual base rent for commenced leases as of December 31, 2011, calculated on a straight line basis to amortize free rent periods, abatements and contractual rent increases, but without subtracting tenant improvement allowances and leasing commissions, divided by (ii) GLA under commenced leases as of December 31, 2011. Our leases do not contain material tenant concessions or rent abatements.

(4)

During 2011, we executed a five-year lease for 6,000 square feet at our Southbank property whereby the tenant will pay only percentage rent for the first year of the lease in lieu of base rent. In each subsequent year, base rent will be calculated based on the total rent from the preceeding year.

(5)

For single-tenant ground leases, we own and lease the land to the tenant. The tenant owns the building during the term of the lease and is responsible for all expenses relating to the property. Upon expiration or termination of the lease, ownership of the building will revert to us as owner of the land. The weighted average remaining term of our ground leases is 7.4 years.

(6)

For single-tenant fee simple properties, we own the land and the building, and the tenant is responsible for all expenses relating to the property. The weighted average remaining term of our fee simple leases is 8.1 years.

Neighborhood and Community Shopping Centers

          As of December 31, 2011, we owned 16 shopping centers representing approximately 1.1 million square feet of GLA. Our shopping center properties are primarily grocery-anchored and neighborhood, lifestyle and community centers, ranging from 13,000 to 237,000 square feet. Five of our centers are grocery-anchored centers representing approximately 675,000 square feet and comprise 39% of our annualized base rent. Our grocery-anchored centers are anchored by large regional grocery stores (Kroger, H-E-B or Publix). Our centers are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complementary array of services to support the local retail consumer. All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.

          Our shopping center leases generally range from one to 25 years and generally include one or more five-year renewal options. Annualized base rent from these leases ranges from $8,000 to $1.1 million per year and typically allow for rental increases periodically through the life of the lease. Our grocery-anchored shopping center leases generally range from one to 20 years and generally include one or more five-year renewal options. Annualized base rent from these leases ranges from $23,000 to $1.1 million per year.

Single-tenant Properties

          As of December 31, 2011, we owned 13 single-tenant properties, representing approximately 134,000 square feet of GLA. The primary term of the single-tenant leases generally ranges from five to 30 years and generally provides for one or more five-year renewal options. Annualized base rent for each of these leases ranges from $95,000 to $425,000 per year.

Leases, Collection of Rents and Operating Expenses

          All of our neighborhood and community shopping center leases provide for the monthly payment of base rent plus reimbursement of operating expenses. This monthly operating expense payment is based on an estimate of the tenant’s pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants and any underpayment being billed to the tenant. Although we are ultimately responsible for payment of these operating expenses, these net lease terms allow us to recover such expenses, with the exception of expenses allocable to any vacant space.

          All of our single-tenant leases provide for base rent; however, they typically provide that the tenant bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we will be responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.

          Generally, our leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations or increases in the annual rental rates or both.

          Because most of our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit our recourse against the tenant and any guarantor in the event of a default. For this reason, these leases are designated by us as “Credit Tenant Leases,” because they are supported by the assets of the entire company, not just the individual store location.

Concentration of Our Properties

          Two of our properties individually accounted for more than 10% of our consolidated total assets – Uptown Park and MacArthur Park, which accounted for 19% and 15% of our total assets as of December 31, 2011, respectively. Of our 29 properties, 24 are located in Texas, with 19 being located in the greater Houston metropolitan statistical area. These 19 properties represented 64.2% of our base rental income for the year ended December 31, 2011. Because of the concentration of our investments in Texas, primarily in the greater Houston area, the Texas and Houston economies have a significant impact on our business and on the viability of our properties. Accordingly, management believes that any downturn in these economies could adversely affect us; however, we believe that general retail and grocery-anchored shopping centers that provide basic necessities, which we primarily own, that are located in strong population and job growth markets with strong barriers to entry and strong demographics such as density and affluence of population, should be less sensitive to macroeconomic downturns.

          The base rental income generated by our properties during 2011 by state/city is as follows:

State/City	Rental Income	Rental Concentration
Texas - Houston	$21,270	64.2%
Texas - Dallas	6,649	20.0%
Texas - San Antonio	2,683	8.1%
Texas - Austin	602	1.9%
Total Texas	$31,204	94.2%
Georgia	$1,392	4.2%
Illinois	398	1.2%
Maryland	142	0.4%
Total	$33,136	100.0%

          Additionally, we are impacted by the financial viability of certain of our larger tenants. See also Note 15 of the Notes to Consolidated Financial Statements.

Lease Expirations

          The following table sets forth a summary schedule of the lease expirations at our properties for leases in place as of December 31, 2011, for each of the ten years beginning January 1, 2012. The information set forth in this table assumes that tenants exercise no renewal options and any early termination rights.

Year	Number of Expriring Leases	GLA of Expiring Leases	Percent of Total GLA Expiring	ABR of Expiring Leases(1)	Percent of Total ABR Expiring	ABR Per Square Foot(2)
Vacant	—	49,760	4.0%	$—	—	$—
2012	32	96,187	7.8%	2,258,796	8.6%	23.48
2013	39	136,255	11.1%	3,271,951	12.4%	24.01
2014	36	96,633	7.9%	2,940,996	11.2%	30.43
2015	40	131,702	10.7%	3,814,299	14.5%	28.96
2016	40	113,211	9.2%	3,354,014	12.7%	29.63
2017	16	215,717	17.5%	3,837,150	14.6%	17.79
2018	8	17,869	1.5%	446,698	1.7%	25.00
2019	6	23,201	1.9%	565,661	2.1%	24.38
2020	6	80,685	6.6%	1,110,263	4.2%	13.76
2021	8	105,587	8.6%	1,765,878	6.7%	16.72
2022 +	11	162,403	13.2%	2,947,210	11.2%	18.15
Total / Weighted Avg	242	1,229,210		$26,312,916		$22.31

(1)	ABR for expiring leases is calculated by multiplying (i) the monthly base rent as of December 31, 2011, for leases expiring during the applicable period by (ii) 12.
(2)	ABR per square foot is calculated by dividing (i) ABR for leases expiring during the applicable period by (ii) GLA for leases expiring during the applicable period.

ITEM 3.	LEGAL PROCEEDINGS.

          We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements. See further discussion in Note 16 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

          Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

          There is no established public trading market for our shares of common stock.

HOLDERS

          As of February 27, 2012, there were 6,986 holders of record of the 23,190,907 shares of common stock outstanding on such date.

DIVIDENDS AND OUR DISTRIBUTION POLICY

          In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We or our predecessors have paid regular dividends to our stockholders since 1997, and we currently declare and pay dividends quarterly. For a description of restrictions regarding the payment of dividends, see Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The table below details our distributions per share of AmREIT, Inc. common stock for each quarter during the years ended December 31, 2011 and 2010.

	2011	2010
First Quarter	$0.1000	$0.1242
Second Quarter	$0.1000	$0.1242
Third Quarter	$0.1000	$0.1000
Fourth Quarter	$0.1000	$0.1000
Total for year	$0.4000	$0.4484

          Our Board of Directors determines the time and amount of dividends to holders of our common stock. Future dividends with respect to the our common stock will be authorized at the discretion of the Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board of Directors may deem relevant.

EQUITY COMPENSATION PLANS

          Please refer to Item 12 of this Annual Report for information regarding securities authorized under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

          The following table sets forth selected consolidated financial data with respect to AmREIT and should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” the Consolidated Financial Statements and Note 14 of the Notes to Consolidated Financial Statements as it relates to accounting for the November 2009 merger between AmREIT and REITPlus (amounts in thousands except for per share amounts, number of properties and percentage leased data):

	For the year ended December 31,
	2011	2010	2009	2008	2007
Operating Data
Revenues:	$36,915	$33,374	$35,016	$37,781	$36,488
Expenses:	22,521	26,328	24,141	27,173	23,402
Operating income	14,394	7,046	10,875	10,608	13,086
Other income (expense):	(10,719)	(7,123)	(8,252)	(8,569)	(7,116)
Income (loss) from continuing operations	3,675	(77)	2,623	2,039	5,970
Income (loss) from discontinued operations	565	6,382	2,632	(1,896)	(579)
Net income	4,240	6,305	5,255	143	5,391
Net income attributable to non-controlling interest	—	(173)	(121)	(331)	(140)
Net income (loss) attributable to AmREIT stockholders	4,240	6,132	5,134	(188)	5,251
Distributions paid to Class C and D stockholders(1)	—	—	(18,528)	(10,013)	(11,709)
Net income available to stockholders	$4,240	$6,132	$(13,394)	$(10,201)	$(6,458)

Net income per share of common stock -basic and diluted
Income (loss) from continuing operations	$0.16	$(0.02)	$(2.37)	$(1.47)	$(0.92)
Income (loss) from discontinued operations	$0.02	$0.28	$0.39	$(0.33)	$(0.09)
Net income (loss) per share	$0.18	$0.26	$(1.98)	$(1.80)	$(1.01)

Balance sheet data (at end of period)
Real estate investments before accumulated depreciation and amortization	$325,033	$279,314	$283,809	$280,701	$281,713
Total assets	330,610	293,848	320,332	325,605	344,187
Notes payable	201,658	161,848	182,976	184,352	168,560
Notes payable - held for sale	—	—	—	—	12,811
Total stockholders’ equity	118,924	123,067	126,913	128,624	149,433
Other data
Funds from operations(2)	$13,062	$13,821	$(5,546)	$(1,215)	$1,896
Net operating income(3)	$24,984	$21,100	$20,964	$21,641	$21,768
Number of properties at end of period	29	28	49	49	54
Percent leased at end of period(4)	96%	92%	91%	98%	98%
Distributions per share	$0.40	$0.45	$0.50	$0.50	$0.50

(1)

Reflects distributions to classes of common shares outstanding prior to the November 2009 merger with REITPlus, Inc. whereby we combined three classes of common shares into a single class of common stock as discussed in Note 14 to the Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2011.

(2)

Our FFO for 2010 and 2008 has been recast to exclude $864 and $142, respectively, of impairment on real estate held for investment to conform to NAREIT’s October 2011 clarification of its definition of FFO to exclude such impairments. For a definition and reconciliation of funds from operations, or FFO, and a statement disclosing the reasons why our management believes that presentation of FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. of this Annual Report.

(3)

For a definition and reconciliation of net operating income and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. of this Annual Report.

(4)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2011, divided by (ii) total GLA, expressed as a percentage

The following is a discussion of significant and/or unusual items impacting FFO for the years presented above:

•

2011 – Includes the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons properties since the acquisition date. See Note 4 of the Notes to Consolidated Financial Statements. Additionally, we recorded $1.1 million in recovery income on notes receivable impairment as a result of payments received in 2011 on a previously impaired note receivable.

•

2010 – Includes a $5.4 million gain on debt extinguishment, a $5.4 million gain (net of tax) on the sale of real estate acquired for resale and $852,000 in adjustments for non-consolidated entities related to accelerated depreciation resulting from the redevelopment of our Woodlake Square property. Offsetting these gains is $864,000 in impairments taken on two of our non-core, single-tenant properties, a $1.3 million impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property, a $500,000 impairment on a note receivable from one of our Advised Funds and debt prepayment penalties of $988,000 related to the early extinguishment of three property mortgages during the year.

•

2009 – Includes a $10.2 million premium related to the conversion of the AmREIT class C and class D shares to AmREIT class A shares. Additionally, we recorded a $441,000 impairment related to the acquisition of REITPlus’s net assets. See Note 14 to the Notes to Consolidated Financial Statements for further discussion. Additionally,included in FFO is a $1.9 million gain on real estate held for resale, net of taxes, which was realized in 2009.

•

2008 – FFO includes an impairment charge of $1.4 million related to four properties that represented non-core real estate assets, three of which have subsequently been disposed. FFO for the year ended December 31, 2008 also includes a restructuring charge of $2.5 million related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

          We are a full-service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with significant barriers to entry, which we refer to as “Irreplaceable Corners.TM” Our goal is to be recognized as the premier provider of the best retail and multi-tenant real estate portfolio of “Irreplaceable CornersTM.” Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and national and local restaurants. Our portfolio is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which we collectively refer to as our core markets. Over our 28-year history, we, including AmREIT and its predecessors, have acquired, owned and operated retail properties across 19 states. We are headquartered in Houston, Texas and have regional offices in Dallas, Texas and Atlanta, Georgia. We are a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes, and we have been a reporting company with the SEC since 1995.

          We believe that the high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta are compelling real estate markets given their favorable demographics, job growth and large, diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. As part of our ongoing investment strategy, we expanded our presence in Atlanta, Georgia with the acquisition of two multi-tenant properties in 2011, and we intend to continue to acquire additional properties within these markets, or in other U.S. cities, that exhibit comparable population, affluence and growth characteristics. Prior to expanding into new markets, we conduct detailed analyses to ensure that potential acquisitions are consistent with our investment strategy. We generally seek to invest in properties that possess the following attributes, which we refer to collectively as our “5Ds”:

•	Demographic purchasing power – average household incomes within a one-mile radius of $100,000, or more resulting in an affluent population with substantial disposable income;

•	Density of population – 45,000 or more households within a three-mile radius and additional retail drivers such as favorable daytime employment population, tourism and regional draws;

•

Demand for retail space – limited nearby retail properties or land available for the development of new retail properties, providing for favorable retail per capita figures as compared to the national and metropolitan statistical area averages;

•	Desirability of physical layout – physical attributes that provide the best opportunity for our tenants to attract and serve their target customers; and

•	Demarcation advantage – site-specific factors that will influence traffic to our properties and require analysis beyond the raw demographic data.

Our Portfolio

          As of December 31, 2011, our portfolio consisted of 29 wholly-owned properties with approximately 1.2 million square feet of GLA, which were approximately 96% leased with a weighted average remaining lease term of 5.4 years. Our neighborhood and community shopping centers accounted for approximately 91% of our annualized base rent as of December 31, 2011. Our single-tenant retail properties only comprise 11% of our GLA and 9% of our annualized base rent.

          Acquisition and Disposition Activity - On February 25, 2011, we completed the acquisition of The Market at Lake Houston, a 101,799 square foot grocery-anchored shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston, Texas. The property was completed in 2002 and was 100% leased on the acquisition date. The anchor tenant is H-E-B, a regional supermarket, and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for $20.1 million, of which, $4.4 million was paid in cash and the balance was paid through the assumption of a $15.7 million of mortgage debt. The property was purchased from two of our affiliated Advised Funds, 60% by MIG III, and 40% by MIG and was purchased pursuant to an independent appraisal process. We are the general partner of each of MIG and MIG III. In accordance with a policy adopted by our board of directors for acquisitions from our Advised Funds, the transaction was completed at fair market value pursuant to an independent appraisal process. Prior to commencing the independent appraisal process, we voluntarily solicited the approval of the transaction by the limited partners of each of MIG III and MIG. Our Board of Directors then appointed two separate committees of our board to represent our interests and the interests of the selling funds, respectively. Each committee contained three independent directors from our board of directors and was led by an independent director with substantial expertise in valuing commercial real estate. Pursuant to our policy, each committee engaged its own independent nationally known appraiser. If the two appraised values were within five percent of each other, the market value of the property would be deemed to be the average of the two appraisals. If the two appraisals were more than five percent apart, a third appraiser would be appointed by the two existing appraisers. Approximately 57% of the limited partners of MIG and MIG III voted, of which, 98% voted in favor of the sale. As a result of this process, we acquired the property for $20.1 million.

          On May 10, 2011 we completed the acquisition of the Brookwood Village, a 28,774 square foot multi-tenant retail pharmacy-anchored neighborhood shopping center located in the Buckhead district in Atlanta, Georgia. The property was renovated in 2000 and was 96% leased on the acquisition date. The anchor tenant is CVS/pharmacy and other tenants include Sprint, FedEx/Kinko’s and Subway. This acquisition allowed us to expand and diversify our presence in Atlanta. We acquired the property for $10.6 million in cash using proceeds from our Facility.

          On July 6, 2011, we sold two non-core, single-tenant assets to a third party, which generated total proceeds of $2.4 million and resulted in a gain of approximately $417,000. The operating results of these properties are included in income from discontinued operations on our consolidated statements of operations.

          On July 29, 2011, we completed the acquisition of Alpharetta Commons, a 94,544 square foot multi-tenant retail complex located in Alpharetta, Georgia, a northern suburb of Atlanta, Georgia. The property was built in 1997 and was 100% leased at the time of purchase. The anchor tenant is Publix, a regional supermarket. This acquisition allowed us to further expand and diversify our presence in Atlanta. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our Facility and a loan of $12.5 million.

Our Advisory Services

          Advised Funds – As of December 31, 2011, our Advised Funds include five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. We have formed, invested in and managed 20 advised funds over the past 28 years that have led to the acquisition, development and redevelopment of 29 million square feet of retail properties throughout the United States.

          As the sole owner of the general partner of each of the five high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our core markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth Advised Funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of December 31, 2011, our Advised Funds held 19 properties with approximately 2.3 million square feet of GLA and an undepreciated book value of over $495 million.

          Real Estate Operating and Development Business – Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly-owned properties as well as the properties held by our Advised Funds. By employing our own real estate team, we are able to provide all services to our properties in-house and maintain secure relationships with our tenants. Our real estate operating and development business is held under our taxable REIT subsidiary, ARIC. ARIC generates brokerage, leasing, construction management, development and property management fee income.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

          Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors related to the ongoing viability of our tenants, which are inherently imprecise and may differ significantly from the actual results achieved. We believe the following are our more critical accounting policies due to the significance, subjectivity and judgment used in determining our estimates included in the preparation of our consolidated financial statements. See also Note 2 of the Notes to Consolidated Financial Statements for a discussion of the application of these and other accounting policies. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate based upon the circumstances.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Accrued rents are included in tenant and accounts receivable, net.

          Lease termination income – We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We recognized lease termination fees of $131,000, $0, and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2009, we recognized $1.1 million in lease termination fee income related to a national tenant that declared bankruptcy and subsequently rejected its operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination fee income in an amount equal to the fair value of the building.

          Advisory services income – related party – We provide various real estate services, including development, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. We also earn asset management fees from certain of the Advised Funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund, which are calculated as a percentage of equity under management. See also Note 13 of the Notes to Consolidated Financial Statements for a detail of our advisory services income – related party.

Gains on Sale of Real Estate

          Gains and losses on sales of real estate are not recognized under the full accrual method until certain criteria are met. Gains relating to transactions that do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate under the circumstances.

Real Estate Acquisitions

          We allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based upon their respective fair values as required by GAAP. The allocation and determination of respective fair values requires significant judgment and inherently complex calculations. We typically obtain the assistance of third party advisors to assist us in making these determinations.

          Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationships, if any. We determine fair value based upon estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based upon a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods, considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market lease amortization includes fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

          We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable, but we expense acquisition costs for operating properties as incurred.

Real Estate Development

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates that management reassesses as circumstances warrant.

Impairment of Long Lived Assets

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We did not recognize any impairment charges on long lived assets during the year ended December 31, 2011. During the year ended December 31, 2010, we recognized impairment charges of $2.3 million in income (loss) from continuing operations related to four non-core, single-tenant properties and impairment charges of $1.2 million in income from discontinued operations related to two non-core, single-tenant properties that we sold in July 2011. We recognized an impairment charge of $441,000 for the year ended December 31, 2009 related to our acquisition of REITPlus’s net assets as further discussed in Note 14 of the Notes to Consolidated Financial Statements.

Valuation of Receivables

          An allowance for the uncollectible portion of tenant receivables, accounts receivable and notes receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight-line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables.

Investments in Advised Funds

          Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. We record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis as prescribed under GAAP.

Valuation of Deferred Tax Assets

          To the extent that we have a deferred tax asset at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize that net asset. In making that determination, we will consider our current financial position, our result of operations for the current and preceding years, and our expectation of future operations. As of December 31, 2011, we had a valuation allowance of $2.9 million, which represents the full balance of our deferred tax asset as we believe it is not more likely than not to be realized.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

          Below are the results of operations for the years ended December 31, 2011 and 2010 (in thousands, except for per share amounts, percentages and number of properties). For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since the beginning of the year ended December 31, 2010. As of December 31, 2011, our portfolio was comprised of 29 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA, compared to a portfolio that was comprised of 28 wholly-owned properties with an aggregate of approximately 1.0 million square feet of GLA as of December 31, 2010. During 2011 and 2010, we sold certain non-core, single-tenant properties, the results for which are presented in income from discontinued operations.

	Year ended December 31,
	2011	2010	Change $	Change %
Same store properties (25 properties)
Rental income (1)	$22,090	$21,675	$415	2%
Recovery income (1)	6,737	6,674	63	1%
Percentage rent (1)	425	555	(130)	(23	) %
Less:
Property expenses	6,943	7,829	(886)	(11	) %
Same store net operating income	22,309	21,075	1,234	6%
Non-same store properties (4 properties)
Rental income (1)	2,708	22	2,686	*
Recovery income (1)	999	7	992	*
Less:
Property expenses	1,032	4	1,028	*
Non-same store net operating income	2,675	25	2,650	*
Total net operating income(2)	24,984	21,100	3,884	18%

Other revenues (see further detail below):	4,768	10,548	(5,780)	(55	) %

Less other expenses (see further detail below):	26,077	31,725	(5,648)	(18	) %

Income (loss) from continuing operations	3,675	(77)	3,752	*
Income from discontinued operations	565	6,382	(5,817)	(91	) %
Net income	4,240	6,305	(2,065)	(33	) %
Net loss attributable to non-controlling interest	—	(173)	173	100%
Net income attributable to AmREIT stockholders	$4,240	$6,132	$(1,892)	(31	) %

Other data
Funds from operations(3)	$13,062	$13,821	(759)	(5	) %
Number of properties at end of period	29	28	1	4%
Percent leased at end of period(4)	96%	92%	—	4%
Distributions per share	$0.40	$0.45	$(0.05)	(11	) %

(1)

Rental income from operating leases is comprised of Rental income, Recovery income and Percentage rent from same store properties, Rental income and Recovery income from non-same store properties and Amortization of straight-line rents and above/below market rents. For the years ended December 31, 2011 and 2010, Rental income from operating leases was $32,995 and $29,155, respectively.

(2)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see“Net Operating Income” below.

(3)

Our FFO for 2010 has been recast to exclude $864 of impairment on real estate held for investment to conform to NARIET’s clarification of its definition of FFO to exclude such impairments. For a definition and reconciliation of FFO, and a statement disclosing the reasons why our management believes that presentation of FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO, see “Funds From Operations” below.

(4)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2011, divided by (ii) total GLA, expressed as a percentage
*	Percentage change not shown as there is no prior year amount, or such amount is immaterial, and the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased by $415,000, or 2%, on a same store basis to $22.1 million in 2011 as compared to $21.7 million in 2010. Of this increase, $120,000 was driven by an increase in average occupancy percentage, and $295,000 was driven by an increase in average rental rates.

•

Recovery income. Recovery income remained comparable at $6.7 million on a stame store basis in 2011 and 2010. During 2011, recovery income decreased due to a favorable property tax refund received on our MacArthur Park property and was offset slightly by an increase in recovery income due to increased occupancy at our Uptown Plaza – Dallas property. Recovery income also decreased during 2010 due to a favorable property tax refund received on our Southbank property.

•

Percentage rent. Percentage rent decreased by $130,000, or 23%, on a same store basis to $425,000 in 2011 as compared to $555,000 in 2010. This decrease was due to lower sales volumes for our tenants at our Southbank and Uptown Plaza properties.

•

Property expenses. Property expenses decreased by $886,000, or 11%, on a same store basis to $6.9 million in 2011 as compared to $7.8 million in 2010. This same store decrease is attributable to a favorable property tax refund received during 2011 on our MacArthur Park property and bad debt recoveries recorded during 2011, compared to bad debt expense in 2010, as we continue to assess our receivables in light of a stabilizing economy. These decreases were partially offset by an increase in property tax expense at our Southbank property due to a refund received in 2010, with no similar refund in 2011, as well as an increase in landscaping supplies and services, porter and security expense.

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

Other Revenues:

          Overall, other revenues decreased by $5.8 million, or 55%, to $4.8 million in 2011 as compared to $10.6 million in 2010, primarily due to the following (in thousands, except for percentages):

	2011	2010	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$36	$222	$(186)	(84	) %
Advisory services income - related party:
Real estate fee income - related party	2,491	2,375	116	5%
Asset management fee income - related party	1,064	1,480	(416)	(28	) %
Construction management fee income - related party	234	349	(115)	(33	) %
Total advisory services income - related party	3,789	4,204	(415)	(10	) %
Lease termination and other income	131	15	116	*
Interest and other income	493	459	34	7%
Interest and other income - related party	319	274	45	16%
Gain on debt extinguishment	—	5,374	(5,374)	(100	) %
Total other revenues	$4,768	$10,548	$(5,780)	(55	) %

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
*	Percentage change not shown as there is no prior year amount, or such amount is immaterial, and the percentage change is not meaningful.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents decreased by $186,000, or 84%, to $36,000 in 2011 as compared to $222,000 in 2010. This decrease is primarily attributable to the accelerated amortization of accrued rent balances for certain tenants.

•

Real estate fee income – related party. Real estate fee income – related party increased by $116,000, or 5%, to $2.5 million in 2011 as compared to $2.4 million in 2010. This increase is primarily attributable to leasing commissions earned on several new anchor leases at the properties that we manage for our Advised Funds during 2011.

•

Asset management fee income – related party. Asset management fee income – related party decreased by $416,000, or 28%, to $1.1 million in 2011 as compared to $1.5 million in 2010. Our asset management fees are calculated based upon the net value of the assets held by the Advised Funds that we manage. The net value of the assets held by the Advised Funds has decreased during 2011.

•

Construction management fee income – related party. Construction management fee income – related party decreased by $115,000, or 33%, to $234,000 in 2011 as compared to $349,000 in 2010. This reduction is primarily due to the completion of the redevelopment project at our Woodlake Square property, which included six months in 2010 but only four months in 2011.

•

Lease termination and other income. Lease termination and other income increased by $116,000 to $131,000 in 2011 as compared to $15,000 in 2010. This increase is attributable to the early termination and move out of tenants at our Southbank and Terrace Shops properties during 2011 compared to $15,000 of other income in 2010.

•

Gain on debt extinguishment. Gain on debt extinguishment was $5.4 million in 2010 due to the extinguishment of a $19.9 million mortgage on our Uptown Plaza – Dallas property at a gain of $5.4 million in September 2010. We had no similar extinguishment of debt during 2011.

Other Expenses:

          Overall, other expenses decreased by $5.6 million, or 18%, to $26.1 million in 2011 from $31.7 million in 2010, primarily due to the following (in thousands, except for percentages):

	2011	2010	Change $	Change %
Straight-line bad debt expense(1)	$(205)	$481	$(686)	(143)%
General and administrative	6,049	5,944	105	2%
Legal and professional	945	1,165	(220)	(19)%
Real estate commissions	342	191	151	79%
Acquisition costs	229	12	217	*
Depreciation and amortization	8,257	6,634	1,623	24%
Impairment - properties	—	2,268	(2,268)	(100)%
Impairment (recovery) - notes receivable	(1,071)	1,800	(2,871)	(160)%
Loss from Advised Funds	384	1,186	(802)	(68)%
Income tax expense for taxable REIT subsidiary	262	1,515	(1,253)	(83)%
Interest expense	9,971	9,541	430	5%
Issuance costs	914	—	914	*
Debt prepayment penalties	—	988	(988)	(100)%
Total other expenses	$26,077	$31,725	$(5,648)	(18)%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as there is no prior year amount, or such amount is immaterial, and the percentage change is not meaningful.

•

Straight-line bad debt expense. Straight-line bad debt expense decreased by $686,000, or 143%, to recoveries of $205,000 in 2011 as compared to an expense of $481,000 in 2010. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. During the fourth quarter of 2010, we recorded a reserve against the accrued rent balances due from certain of our tenants whom we believed may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of such rents as well as a stabilizing economy.

•

Legal and professional. Legal and professional fees decreased by $220,000, or 19%, to $945,000 in 2011 as compared to $1.2 million in 2010. This decrease is primarily attributable to reduced transfer agent fees resulting from quarterly, instead of monthly, dividend distributions as well as reduced fees for audit and tax related services.

•

Real estate commissions. Real estate commission increased by approximately $151,000, or 79%, to $342,000 in 2011 as compared to $191,000 in 2010. This increase is primarily attributable to leasing activity for several new anchor leases at properties owned by our Advised Funds.

•

Acquisition costs. Acquisition costs increased by $217,000 to $229,000 in 2011 as compared to $12,000 in 2010. This increase is attributable to the acquisitions of The Market at Lake Houston (February 25, 2011), Brookwood Village (May 10, 2011) and Alpharetta Commons (July 29, 2011). We acquired one property during the year ended December 31, 2010 (500 Lamar on December 9, 2010).

•

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.6 million, or 24%, to $8.3 million in 2011 as compared to $6.6 million in 2010. This increase is primarily attributable to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston (February 25, 2011), Brookwood Village (May 10, 2011) and Alpharetta Commons (July 29, 2011).

•

Impairment – properties. Impairment – properties was $2.3 million in 2010. During the third quarter of 2010 and in connection with the marketing of several of our non-core, single-tenant properties located in tertiary markets, we identified a negative trend in the market for such properties. Accordingly, we performed an impairment analysis on all of our properties with these characteristics. The analysis indicated that, for four such properties, the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values. As a result, we recorded impairments in the aggregate amount of $2.3 million on these four single-tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair-value was based on market data for similar assets. As of the date of the impairment assessment, these assets had an aggregate estimated fair value of $3.4 million and were impaired by $2.3 million. No such impairments were recorded during the year December 31, 2011.

•

Impairment (recovery) – notes receivable. Impairment (recovery) – notes receivable improved by $2.9 million, or 160%, to recoveries of $1.1 million in 2011 as compared to an expense of $1.8 million in 2010. During 2011, we received payments totaling $1.4 million on our note receivable due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. The note matured, unpaid, in December 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. Of the payments received in 2011, $313,000 was recorded as interest income, and the remaining $1.1 million was recorded as an impairment recovery. Also, during 2010, we, as the general partner of AIGF, approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believed that the fund would be unable to repay the full balance after settlement of its other obligations (see Note 7 of the Notes to Consolidated Financial Statements). .

•

Loss from Advised Funds. Loss from Advised Funds decreased by $802,000, or 68%, to $384,000 in 2011 as compared to $1.2 million in 2010. The decrease is primarily attributable to the increased depreciation expense in 2010 resulting from the impending redevelopment of the Woodlake Square property. During the first quarter of 2010, we reassessed and shortened the estimated useful lives of various Woodlake Square buildings consistent with our redevelopment plan.

•

Income tax expense. Income tax expense decreased by $1.3 million, or 83%, to $262,000 in 2011 as compared to $1.5 million in 2010. The variance is primarily attributable to recording a full valuation allowance against our federal deferred tax assets at December 31, 2010. As a result, any federal tax expense or benefit in 2011 is fully offset by a corresponding change in the valuation allowance. The $262,000 expense recorded during the year December 31, 2011 is comprised solely of state taxes.

•

Issuance costs. Stock issuance costs were $914,000 in 2011. During 2011, we initiated plans for an IPO and filed a registration statement on Form S-11; however, market volatility and uncertainty have prevented us from taking the registration statement effective in the near term. The costs incurred no longer meet the criteria for capitalization under GAAP and were expensed effective December 31, 2011. We had no such expenses in 2010.

•

Debt prepayment penalties. Debt prepayment penalties were $988,000 in 2010, and reflect penalties incurred upon the early extinguishment of the mortgages on our Plaza in the Park, Cinco Ranch, and Terrace Shops properties in December 2010. We incurred no such early extinguishment penalties during 2011.

Income from discontinued operations. Income from discontinued operations decreased by $5.8 million, or 91%, to $565,000 in 2011, as compared to $6.4 million in 2010. The decrease is primarily attributable to our property disposition activity during 2010. We sold two non-core, single tenant properties during the year ended December 31, 2011, for a gain of $417,000 whereas we sold 21 non-core, single tenant properties during the year ended December 31, 2010, for a gain of $5.5 million.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

          The following table summarizes our results of operations for the years ended December 31, 2010 and 2009 (in thousands, except for per share amounts, percentages and number of properties). For purposes of comparing our results of operations for the years ended December 31, 2010 and 2009, all of our properties are considered “same store” since we owned all of them since the beginning of 2009, with the exception of 500 Lamar (acquired on December 9, 2010), which is immaterial to our 2010 results of operations. As a result, we have presented operating information in the following table on a consolidated basis without separately identifying the results of operations for our same store portfolio. As of December 31, 2010, our portfolio was comprised of 28 wholly-owned properties with an aggregate of approximately 1.0 million square feet of GLA, compared to a portfolio that was comprised of 49 wholly-owned properties with an aggregate of approximately 1.1 million square feet of GLA as of December 31, 2009. During 2010, we sold 21 single-tenant properties, the results for which are presented in income from discontinued operations.

	Year ended December 31,
	2010	2009	Change $	Change %
Revenues:
Rental income (1)	$21,697	$21,194	$503	2%
Recovery income (1)	6,681	7,373	(692)	(9	) %
Percentage rent (1)	555	603	(48)	(8	) %
Less:
Property expenses	7,833	8,206	(373)	(5	) %
Net operating income(2)	21,100	20,964	136	1%

Other revenues (see further detail below):	10,548	6,493	4,055	62%

Less other expenses (see further detail below):	31,725	24,834	6,891	28%

Income from continuing operations	(77)	2,623	(2,700)	(103	) %
Income from discontinued operations	6,382	2,632	3,750	142%
Net income	6,305	5,255	1,050	20%
Net loss attributable to non-controlling interest	(173)	(121)	(52)	(43	) %
Net income attributable to AmREIT stockholders	$6,132	$5,134	$998	19%

Other data
Funds from operations(3)	$13,821	$(5,546)	19,367	349%
Number of properties at end of period	28	49	(21)	(43	) %
Percent leased at end of period(4)	92%	91%	—	1%
Distributions per share	$0.45	$0.50	$(0.05)	(10	) %

(1)

Rental income from operating leases is comprised of Rental income, Recovery income and Percentage rent from same store properties, Rental income and Recovery income from non-same store properties and Amortization of straight-line rents and above/below market rents. For the year December 31, 2010 and 2009, rental income from operating leases was $29,155 and $29,367, respectively.

(2)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Net Operating Income” below.

(3)

Our FFO for 2010 has been recast to exclude $864 of impairment on real estate held for investment to conform to NARIET’s clarification of its definition of FFO to exclude such impairments. For a definition and reconciliation of FFO and a statement disclosing the reasons why our management believes that presentation of FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO, see “Funds From Operations” below.

(4)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2011, divided by (ii) total GLA, expressed as a percentage.

Property Revenues and Property Expenses

•

Rental Income. Rental income increased by $503,000, or 2%, to $21.7 million in 2010 as compared to $21.2 million in 2009. This increase in rental income was attributable to increases in our average rental rates (approximately $697,000) and was partially offset by a decrease in our average occupancy (approximately $194,000).

•

Recovery income. Tenant recovery income decreased by $692,000, or 9%, to $6.7 million in 2010 as compared to $7.4 million in 2009. This decrease is primarily attributable to property tax savings, primarily on our Southbank property, which resulted in a reduction in expense reimbursements received from tenants.

•

Percentage rent. Percentage rent decreased by $48,000, or 8%, to $555,000 in the 2010 period as compared to $603,000 in 2009. This decrease is attributable to an overall reduction in tenant sales, primarily on our Southbank and Uptown Park properties, caused by the recessionary environment.

•

Property expenses. Property expenses decreased by $373,000 or 5%, to $7.8 million in 2010 as compared to $8.2 million in 2009. This decrease is attributable to property tax savings, primarily on our Southbank property.

Other Revenues

          Overall, other revenues increased by $4.1 million, or 62%, to $10.5 million in 2010 as compared to $6.5 million in 2009, primarily due to the following (in thousands):

	2010	2009	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$222	$197	$25	13%
Advisory services income - related party:
Real estate fee income - related party	2,375	2,604	(229)	(9	) %
Asset management fee income - related party	1,480	1,530	(50)	(3	) %
Construction management fee income - related party	349	450	(101)	(22	) %
Total advisory services income - related party	4,204	4,584	(380)	(8	) %
Lease termination and other income	15	1,065	(1,050)	(99	) %
Interest and other income	459	446	13	3%
Interest and other income - related party	274	201	73	36%
Gain on debt extinguishment	5,374	—	5,374	*
Total other revenues	$10,548	$6,493	$4,055	62%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
*	Percentage change not shown as there is no prior year amount, or such amount is immaterial, and the percentage change is not meaningful.

•

Real estate fee income – related party. Real estate fee income – related party decreased by approximately $229,000, or 9%, to $2.4 million in 2010 as compared to $2.6 million in 2009. This decrease is primarily attributable to a decrease in development fees and leasing commissions earned on the properties that we manage within our Advised Funds. During 2009, we generated approximately $382,000 of development fees primarily associated with our 5433 Westheimer development which was completed in mid-2009. In 2010 we recognized approximately $152,000 of development fees on our Woodlake Square development which commenced development in August 2010.

•

Construction management fee income – related party. Construction management fee income – related party decreased by $101,000, or 22%, to $349,000 in 2010 as compared to $450,000 in 2009. This decrease is primarily attributable to a decrease in construction management fees earned from a property within our affiliated Advised Funds, the development of which was completed in the second quarter of 2009.

•

Lease termination and other income. Lease termination and other income decreased by $1.1 million, or 99%, to $15,000 in 2010 as compared to $1.1 million in 2009. This decrease was attributable to a national tenant at one of our single tenant properties that declared bankruptcy and subsequently rejected their ground lease with us during the 2009 period. Upon rejection of that lease, ownership of the building transferred from the tenant to us as the land owner. The lease termination income earned from the transfer represents the fair value of the building. We had only $15,000 of other income during 2010.

•

Gain on debt extinguishment. Gain on debt extinguishment was $5.4 million for the 2010 period and reflects the execution of a discounted payoff on our Uptown Plaza Dallas property mortgage during the third quarter of 2010.

Other Expenses

          Overall, other expenses increased by $6.9 million, or 28%, to $31.7 million in 2010 from $24.8 million in 2009, primarily due to the following (in thousands):

	2010	2009	Change $	Change %
Straight-line bad debt expense(1)	481	—	481	*
General and administrative	5,944	6,320	(376)	(6)%
Legal and professional	1,165	1,667	(502)	(30)%
Real estate commissions	191	157	34	22%
Acquisition costs	12	—	12	*
Depreciation and amortization	6,634	7,350	(716)	(10)%
Impairment - properties	2,268	441	1,827	414%
Impairment - notes receivable	1,800	—	1,800	*
Loss from Advised Funds	1,186	604	582	96%
Income tax expense (benefit) for taxable REIT subsidiary	1,515	(851)	2,366	278%
Interest expense	9,541	9,146	395	4%
Debt prepayment penalties	988	—	988	*
Total other expenses	31,725	24,834	6,891	28%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as there is no prior year amount, or such amount is immaterial, and the percentage change is not meaningful.

•

Straight-line bad debt expense. Straight-line bad debt expense was $481,000 in 2010. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, which represents the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. During 2010, we recorded a reserve against the accrued rent balances due from certain of our tenants who we believed may not fulfill their obligation to us.

•

General and administrative. General and administrative costs decreased by $376,000, or 6%, to $5.9 million in 2010 as compared to $6.3 million in 2009. This decrease is mainly attributable to lower compensation costs associated with a reduced headcount during the year.

•

Legal and professional. Legal and professional expense decreased by $502,000, or 30%, to $1.2 million in 2010 as compared to $1.7 million in 2009. This decrease is mainly attributable to legal costs incurred in 2009 associated with a litigation matter that was resolved in February 2010.

•

Depreciation and amortization. Depreciation and amortization decreased by $716,000, or 10%, to $6.6 million in 2010 compared to $7.4 million in 2009. This decrease was primarily attributable to assets that became fully depreciated during early 2010 on our Plaza in the Park, MacArthur Park and Uptown Park properties.

•

Impairment – properties. Impairment – properties increased by $1.8 million, or 414%, to $2.3 million in 2010 as compared to $441,000 in 2009. Impairment charge of $2.3 million represents the amount by which the carrying value of four of our non-core, single-tenant properties exceeded their estimated fair value based on an impairment analysis performed on five of these properties. During the third quarter of 2010 and in connection with the marketing of several of our non-core, single-tenant properties located in tertiary markets, we identified a negative trend in the market for such properties. Accordingly, we performed an impairment analysis on all of our properties with these characteristics. The analysis indicated that, for four such properties, the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values. As a result, during the third quarter of 2010, we recorded impairments in the aggregate amount of $2.3 million on these four single- tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair-value was based on market data for similar assets. These assets have an aggregate estimated fair value of $3.4 million and were impaired by approximately $2.3 million. These assets are not currently being marketed and their estimated fair values were determined by management based on a discounted future cash flow model.

•

Impairment – notes receivable. Impairment – notes receivable was $1.8 million in 2010. During 2010, we recorded a $1.3 million impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. On December 31, 2010, the note matured, unpaid, and we reduced the note receivable to the fair value of the underlying collateral. Also during 2010, we, as the general partner of AIGF, approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believed that the fund would be unable to repay the full balance after settlement of its other obligations (see Note 7 of the Notes to Consolidated Financial Statements).

•

Loss from Advised Funds and other affiliates. Loss from Advised Funds and other affiliates increased by $582,000, or 96%, to $1.2 million in 2010 compared to $604,000 in 2009. The increase is primarily attributable to increased depreciation expense resulting from the impending redevelopment of the Woodlake Square property. We reassessed and shortened the estimated useful lives of various buildings consistent with our current redevelopment plan.

•

Income tax expense (benefit) for taxable REIT subsidiary. Income tax expense (benefit) decreased by $2.4 million, or 278%, to an expense of $1.5 million in 2010 compared to a benefit of $851,000 in 2009. This decrease is primarily attributable to a full valuation allowance recorded on our $2.5 million gross deferred tax asset as of December 31, 2010. Our deferred tax assets consist primarily of amounts that have been deducted in arriving at our net income as reported in the accompanying consolidated statements of operations, but that are not currently deductible for tax purposes (impairment charges, allocated interest charges, etc.). These costs will be deductible for tax purposes in the future to the extent that we have taxable income sufficient to utilize those deductions. We were unable to predict with sufficient certainty whether we will generate sufficient taxable income to realize these benefits, and we concluded that it is not more likely than not that we will realize them.

•

Debt prepayment penalties. Debt prepayment penalties were $988,000 in 2010 and reflect penalties incurred upon the early extinguishment of the mortgages on our Plaza in the Park, Cinco Ranch, and Terrace Shops properties in December 2010.

Income from discontinued operations. Income from discontinued operations increased by $3.8 million, or 142%, to $6.4 million in 2010 as compared to $2.6 million in 2009. The increase is primarily attributable to our property disposition activity during 2010. The sale of 21 non-core, single-tenant properties during the third quarter of 2010 and the reclassification of two non-core, single-tenant properties that were sold in July 2011 as discontinued operations are the primary drivers of that activity. The sale of our 21 non-core, single-tenant properties generated total gains of approximately $6.6 million, net of tax, which was partially offset by impairment charges of approximately $1.2 million recorded on two of our non-core, single-tenant properties that were sold in July 2011.

FUNDS FROM OPERATIONS

          We consider FFO to be an appropriate measure of the operating performance of an equity REIT. NAREIT defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and impairment charges on properties held for investment, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT recommends that extraordinary items not be considered in arriving at FFO. In October 2011, NAREIT clarified its definition of FFO to exclude impairment charges on real estate held for investment when the SEC stated it would no longer prohibit their exclusion. We calculate FFO in accordance with this definition, and we have recast our FFO for all periods prior to December 31, 2011 to conform to NAREIT’s definition.

          Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions, impairment charges and depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

          The table below details our FFO reconciliation to net income for the periods presented (in thousands).

	2011	2010(1)	2009(2)	2008(3)	2007
Net income	$4,240	$6,305	$5,255	$143	$5,391
Add:
Depreciation of real estate assets - from operations	8,181	6,537	7,219	8,808	7,769
Depreciation of real estate assets - from discontinued operations	13	51	77	111	109
Depreciation of real estate assets for nonconsolidated affiliates	628	1,453	552	849	476
Impairments of real estate held for investment(4)	—	864	—	142	—
Less:

Net income attributable to noncontrolling interest	—	(173)	(121)	(331)	(140)
Gain on sale of real estate assets acquired for investment	—	(1,216)	—	(924)	—
Class B, C & D distributions	—	—	(8,357)	(10,013)	(11,709)
Premium on merger conversion of AmREIT class C and D shares	—	—	(10,171)	—	—
Total FFO available to stockholders	$13,062	$13,821	$(5,546)	$(1,215)	$1,896

(1)

Included in net income is a $5,374 gain on debt extinguishment. Offsetting this gain is $864 in impairments taken on two of our non-core, single-tenant properties, a $1,300 impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property, a $500 impairment on a note receivable from one of our Advised Funds and debt prepayment penalties of $988 related to the early extinguishment of three property mortgages during the year. Included in income (loss) from discontinued operations is a $5,384 gain (net of tax) on the sale of real estate acquired for resale and $1,219 in impairments taken on two of our non-core, single-tenant properties that were sold in July 2011. Included in depreciation of real estate assets for nonconsolidated affiliates is $852 in adjustments for non-consolidated entities related to accelerated depreciation resulting from the redevelopment of our Woodlake Square property.

(2)

Included in net income is a $441 impairment related to the acquisition of REITPlus’s net assets. See Note 14 to the Notes to Consolidated Financial Statements for further discussion. Additionally, included in income (loss) from discontinued operations is a $1,897 gain on real estate held for resale, net of taxes, which was realized in 2009.

(3)

Included in income (loss) from continuing operations is an impairment charge of $1,495 related to four properties that represented non-core real estate assets, one of which was sold in July 2008. Included in income (loss) from discontinued properties is a restructuring charge of $2,456 related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring.

(4)

Our FFO for 2010 and 2008 has been recast to exclude $864 and $142, respectively, of impairment on three of our non-core, single-tenant properties that were held for investment to conform to NAREIT’s October 2011 clarification of its definition to exclude such impairments as discussed above.

NET OPERATING INCOME

          We believe that NOI is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income, percentage rent, excluding straight-line rental income and amortization of acquired above- and below-market rents) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line rent bad debt expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

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

	2011	2010	2009	2008	2007

Net income	$4,240	$6,305	$5,255	$143	$5,391
Adjustments to Add/(Deduct):
Amortization of straight-line rents and above/below-market rents(1)	(36)	(222)	(197)	(869)	(562)
Advisory services income - related party	(3,789)	(4,204)	(4,584)	(6,227)	(6,738)
Lease termination and other income	(131)	(15)	(1,065)	(141)	(22)
Interest and other income	(493)	(459)	(446)	(11)	(447)
Interest and other income - related party	(319)	(274)	(201)	(1,018)	(653)
Gain on debt extinguishment	—	(5,374)	—	—	—
Straight-line rent bad debt expense(2)	(205)	481	—	—	—
General and administrative	6,049	5,944	6,320	7,096	6,037
Legal and professional	945	1,165	1,667	1,559	1,579
Real estate commissions	342	191	157	162	459
Acquisition costs	229	12	—	—	—
Depreciation and amortization	8,257	6,634	7,350	8,969	7,929
Impairment - properties	—	2,268	441	484	—
Impairment (recovery) - notes receivable	(1,071)	1,800	—	—	—
Loss from Advised Funds	384	1,186	604	894	(153)
Income tax benefit (expense) for taxable REIT subsidiary	262	1,515	(851)	(492)	(227)
Interest expense	9,971	9,541	9,146	9,196	8,596
Stock issuance costs	914	—	—	—	—
Debt prepayment penalties	—	988	—	—	—
Income from discontinued operations	(565)	(6,382)	(2,632)	1,896	579
Net operating income	$24,984	$21,100	$20,964	$21,641	$21,768

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements primarily from cash on hand, cash flows generated from the operation of our properties, proceeds from the Facility and, potentially, proceeds from new mortgages, as needed for acquisitions. The cash generated from operations is primarily paid to our common stockholders in the form of dividends. As a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income.

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

          As of December 31, 2011, we had $1.1 million of available cash on hand, and we had $5.3 million available under our Facility for the acquisition of properties and for working capital needs. We anticipate that cash on hand, cash flows from operating activities and cash available under the Facility will be sufficient to meet our short-term liquidity needs.

          We intend to maintain a financially disciplined and conservative capital structure. As of December 31, 2011, approximately 70% of our debt was fixed, long-term mortgage financing, and our ratio of debt to gross assets was 54%. As of December 31, 2011, we had a $19.3 million balance outstanding on our Facility. The Facility’s maturity date is June 30, 2013, and its borrowing base is determined based on the properties that are pledged as security. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of December 31, 2011, we were in compliance with all covenants.

          We continue to seek additional opportunities to selectively invest capital into high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our and conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible public offerings of our common stock in order to provide us with significant financial flexibility and fund future growth.

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

          The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding economic downturn, the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Additionally, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, funds from operations and prospects. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2012 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until sufficient cash resources are available.

          We routinely review our liquidity requirements and our current cash flows from operations, coupled with our Facility, and we believe they are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Of the $24.0 million in secured debt due within the next twelve months, $7.4 million represents the loan on our Brookwood Village property, which was refinanced on a long term basis with the existing lender in February 2012, and now has a 2022 maturity date. We also have an option to extend the maturity of our $16.6 million mortgage on our MacArthur Park property due in December 2012 for an additional twelve months. See Note 8 of the Notes to Consolidated Financial Statements.

Comparison of Cash Flows for the Years Ended December 31, 2011 and 2010

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Operating activities	$16,496	$9,678
Investing activities	$(18,029)	$1,397
Financing activities	$1,928	$(11,487)

          Operating Activities. The primary driver of the $6.8 million increase in operating cash flows was an increase in operating income from continuing operations exclusive of non-cash depreciation and amortization, gains on debt extinguishment and impairments recorded in 2011 as well as an increase in proceeds from the sale of real estate acquired for resale of $2.5 million in 2011 compared to $886,000 in 2010. Additionally, we benefitted from favorable changes in working capital accounts. Cash inflows from receivables increased by approximately $2.7 million due to the escrow reimbursements associated with our debt refinancings in December 2010 as well as the timing of our common area maintenance reimbursements. We refinanced two of our grocery-anchored shopping centers in December 2010 and received full reimbursement of our escrow accounts in January 2011.

          Investing Activities. During the year ended December 31, 2011, the increase in cash flows used in investing activities of $19.4 million was driven primarily by the acquisition of three properties for an aggregate of $21.6 million and an increase in capital improvements and loans to affiliates of approximately $2.5 million and $1.1 million, respectively, compared to amounts spent in 2010. These increases in investing outflows were partially offset by receipt of cash of $9.4 million that was on deposit with a qualified intermediary and additional receipt of payments of notes receivable of $1.1 million.

          Financing Activities. During the year ended December 31, 2011, cash flows provided by financing activities increased primarily due to borrowings of $10.6 million for the acquisition of Brookwood Village and $5.4 million for the acquisition of Alpharetta Commons (see Note 4 of the Notes to Consolidated Financial Statements), lower dividend payments as a result of our 20% reduction in our dividend rate beginning in July 2010 and a decrease in payments on our notes payable and our Facility.

Off-Balance Sheet Arrangements

          As of December 31, 2011, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 5 of the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed above under “Investing Activities” and in Note 2 of the Notes to Consolidated Financial Statements.

Contractual Obligations

          As of December 31, 2011, we had the following contractual debt obligations, in thousands (see also Note 8 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2012	2013	2014	2015	2016	Thereafter	Total

The Facility	$—	$19,345	$—	$—	$—	$—	19,345
Secured debt (1)	24,737	11,263	1,460	51,926	68,319	24,168	181,873
Interest (2)	8,861	8,255	7,330	5,863	2,032	6,133	38,474
Non-cancelable operating lease payments	171	—	—	—	—	—	171
Total contractual obligations	$33,769	$38,863	$8,790	$57,789	$70,351	$30,301	$239,863

(1)

Secured debt as shown above is $440 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

(2)

Interest expense includes our interest obligations on the Facility as well as all secured debt. The Facility is a variable-rate debt instrument, and the outstanding balance fluctuates throughout the year based on our liquidity needs. This table assumes that the outstanding balance ($19,345) and the interest rate as of December 31, 2011 (4.75%) remain constant through maturity. We also have variable-rate mortgage loans. This table assumes the total balance ($40,940) and the interest rates as of December 31, 2011 (between 4.75% and 6.00%) remain constant through maturity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

          The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          The Company’s management has responsibility for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          Based on their evaluation of our internal control over financial reporting, our management along with our CEO and CFO believe that the Company’s internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Controls

          There have been no changes to our internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

          Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          The information required by this Item will be presented in our 2012 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

          The information required by this Item will be presented in our 2012 Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuances under equity compensation plans

Equity compensation plans approved by security holders	—	—	1,391,875(1)

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,391,875

(1)	Represents shares of our common stock available under our 1999 Flexible Incentive Plan, which we assumed in the merger with AmREIT.

          The remaining information required by this Item will be presented in our 2012 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          The information required by this Item will be presented in our 2012 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The information required by this Item will be presented in our 2012 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following financial statements and schedules are included in this Annual Report on Form 10-K beginning on page F-1:

	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule
Schedule III – Consolidated Real Estate Owned and Accumulated Depreciation

(b)	Exhibits

2.1

Amended and Restated Agreement and Plan of Merger among REITPlus, Inc. REITPlus Advisors, Inc. and AmREIT (incorporated by reference to Annex D to Amendment No. 5 to the Company’s Registration Statement on Form S-4, filed on October 8, 2009).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 Amendment No. 3 to the Company’s Registration Statement on Form S-4, filed on September 9, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 3, 2010).

10.1	Revolving Line of Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2009).

10.2

First Modification of Note, Deeds of Trust and Other Loan Agreements with Amegy Mortgage Capital, dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010).

10.3†	Executive Employment Agreement with H. Kerr Taylor, dated as of March 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.4†	Executive Employment Agreement with Chad C. Braun dated as of March 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.5†	Executive Employment Agreement with Tenel H. Tayar, dated as of March 29, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.6†	Employment Agreement with Charles A. Scoville dated as of March 29, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.7†	Employment Agreement with Brett Treadwell dated as of March 29, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.8†	AmREIT, Inc. 1999 Flexible Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement for its 1999 Annual Meeting of Stockholders, filed April, 30, 1999).

10.9

Promissory Note dated as of June 1, 2005 by and between AmREIT Uptown Park, LP and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.10

Deed of Trust and Security Agreement dated as of June 1, 2005 by and between AmREIT Uptown Park, LP and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.11

Loan Agreement dated as of May 22, 2006 by and between AmREIT Riverwalk, LP and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.12	Form of Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.14

Deed of Trust and Security Agreement dated as of December 9, 2005 by and between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.15

Promissory Note dated as of December 12, 2005 by and between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.16

Assumption Agreement dated as of February 25, 2011 by and between AmREIT Lake Houston, LP and U.S. Bank National Association as Trustee for Morgan Stanley Mortgage Capital I Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.17

Promissory Note dated as of December 29, 2010 by and between AmREIT Plaza in the Park, LP and MetLife Bank, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.18

Deed of Trust, Security Agreement and Fixture Filing dated as of December 29, 2010 by and between AmREIT Plaza in the Park, LP and MetLife Bank, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

21.1 *	Subsidiaries of the Company.

31.1 *	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document***
101.SCH*	XBRL Taxonomy Extension Schema Document***
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document***

† Denotes a management contract or compensatory plan or arrangement.
* Filed herewith
** Furnished herewith
***Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements.

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

AmREIT, Inc.

By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Date:	March 5, 2012

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	March 5, 2012
H. KERR TAYLOR
Chairman of the Board, President, and Chief Executive
Officer (Principal Executive Officer)

/s/ Chad C. Braun	March 5, 2012
CHAD C. BRAUN, Executive Vice President, Chief
Financial Officer, Chief Operating Officer, Treasurer and
Secretary (Principal Financial Officer)

/s/ Brett P. Treadwell	March 5, 2012
BRETT P. TREADWELL, Managing Vice President –
Finance and Chief Accounting Officer (Principal Accounting
Officer)

/s/ Robert S. Cartwright, Jr.	March 5, 2012
ROBERT S. CARTWRIGHT, JR., Director

/s/ Brent M. Longnecker	March 5, 2012
BRENT M. LONGNECKER, Director

/s/ Scot Luther	March 5, 2012
SCOT LUTHER., Director

/s/ Mack D. Pridgen III	March 5, 2012
MACK D. PRIDGEN III, Director

/s/ Philip W. Taggart	March 5, 2012
PHILIP W. TAGGART, Director

/s/ H.L. Rush, Jr.	March 5, 2012
H.L. RUSH, JR., Director

AmREIT, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

All other financial statement schedules are omitted as the required information is either not applicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AmREIT, Inc.:

          We have audited the accompanying consolidated balance sheets of AmREIT, Inc. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG LLP

Houston, Texas
March 5, 2012

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31, 2011	December 31, 2010
ASSETS
Real estate investments at cost:
Land	$138,404	$127,699
Buildings	172,146	140,532
Tenant improvements	14,483	11,083
	325,033	279,314
Less accumulated depreciation and amortization	(33,865)	(28,620)
	291,168	250,694

Acquired lease intangibles, net	10,139	5,975
Investments in Advised Funds	8,322	8,036
Net real estate investments	309,629	264,705

Cash and cash equivalents	1,050	655
Cash on deposit with qualified intermediary	—	9,370
Tenant and accounts receivable, net	4,340	5,264
Accounts receivable - related party, net	645	521
Notes receivable, net	3,412	3,375
Notes receivable - related party, net	6,513	4,860
Deferred costs, net	2,887	2,869
Other assets	2,134	2,229
TOTAL ASSETS	$330,610	$293,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$201,658	$161,848
Accounts payable and other liabilities	8,007	7,448
Acquired below-market lease intangibles, net	2,021	1,485
TOTAL LIABILITIES	211,686	170,781

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,197,917 and 23,118,133 shares issued and 23,197,917 and 23,113,916 outstanding as of December 31, 2011 and December 31, 2010, respectively	232	232
Capital in excess of par value	191,889	191,369
Accumulated distributions in excess of earnings	(73,197)	(68,160)
Accumulated other comprehensive loss	—	(346)
Cost of treasury stock, 0 and 4,217 shares as of December 31, 2011 and December 31, 2010, respectively	—	(28)
TOTAL STOCKHOLDERS’ EQUITY	118,924	123,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,610	$293,848

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income from operating leases	$32,995	$29,155	$29,367
Advisory services income - related party	3,789	4,204	4,584
Lease termination and other income	131	15	1,065
Total revenues	36,915	33,374	35,016

Expenses:
General and administrative	6,049	5,944	6,320
Property expense	7,770	8,314	8,206
Legal and professional	945	1,165	1,667
Real estate commissions	342	191	157
Acquisition costs	229	12	—
Depreciation and amortization	8,257	6,634	7,350
Impairment - properties	—	2,268	441
Impairment (recovery) - notes receivable	(1,071)	1,800	—
Total expenses	22,521	26,328	24,141

Operating income	14,394	7,046	10,875

Other income (expense):
Interest and other income	493	459	446
Interest and other income - related party	319	274	201
Gain on debt extinguishment	—	5,374	—
Loss from Advised Funds	(384)	(1,186)	(604)
Income tax benefit (expense) for taxable REIT subsidiary	(262)	(1,515)	851
Interest expense	(9,971)	(9,541)	(9,146)
Issuance costs	(914)	—	—
Debt prepayment penalties	—	(988)	—

Income (loss) from continuing operations	3,675	(77)	2,623

Income from discontinued operations, net of taxes	148	656	735
Gain on sale of real estate acquired for resale, net of taxes	417	5,726	1,897
Income from discontinued operations	565	6,382	2,632

Net income	4,240	6,305	5,255

Net loss attributable to non-controlling interest	—	(173)	(121)
Net income attributable to AmREIT stockholders	4,240	6,132	5,134

Distributions paid to Class C and D stockholders	—	—	(18,528)

Net income (loss) available to stockholders	$4,240	$6,132	$(13,394)

Net income (loss) per share of common stock - basic and diluted
Income (loss) before discontinued operations	$0.16	$(0.02)	$(2.37)
Income from discontinued operations	$0.02	$0.28	$0.39
Net income (loss)	$0.18	$0.26	$(1.98)

Weighted average shares of common stock used to compute net income per share, basic and diluted	22,768	22,672	6,824

Dividends per share of common stock	$0.40	$0.45	$0.50

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2011
(in thousands)

	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Treasury stock	Non-controlling interest	Total

Balance at December 31, 2008	$217	$185,350	$(46,383)	$(409)	$(10,151)	$1,244	$129,868
Net income	—	—	5,255	—	—	—	5,255
Net income attributable to noncontrolling interest	—	—	(121)	—	—	121	—
Change in fair value of hedge liability	—	—	—	25	—	—	25
Deferred compensation issuance of restricted shares, Class A	—	(464)	—	—	464	—	—
Merger between AmREIT and REITPlus	13	6,098	(10,171)	—	9,687	—	5,627
Retirement of AmREIT common shares, Class A, C, and D	—	(348)	—	—	—	—	(348)
Amortization of deferred compensation	—	499	—	—	—	—	499
Purchase of ownership in consolidated entity	—	(160)	—	—	—	(992)	(1,152)
Distributions	—	—	(12,488)	—	—	(108)	(12,596)

Balance at December 31, 2009	$230	$190,975	$(63,908)	$(384)	$—	$265	$127,178

Net income	—	—	6,305	—	—	—	6,305
Net loss attributable to noncontrolling interest	—	—	(173)	—	—	173	—
Change in fair value of hedge liability	—	—	—	38	—	—	38
Deferred compensation issuance of restricted shares	—	(1,669)	—	—	—	—	(1,669)
Issuance of shares of common stock	2	1,621	—	—	115	—	1,738
Amortization of deferred compensation	—	442	—	—	—	—	442
Repurchase of shares of common stock	—	—	—	—	(143)	—	(143)
Distributions	—	—	(10,384)	—	—	(438)	(10,822)

Balance at December 31, 2010	$232	$191,369	$(68,160)	$(346)	$(28)	$—	$123,067

Net income	—	—	4,240	—	—	—	4,240
Change in fair value of hedge liability	—	—	—	346	—	—	346
Deferred compensation issuance of restricted shares	—	(762)	—	—	—	—	(762)
Issuance of shares of common stock	1	761	—	—	—	—	762
Amortization of deferred compensation	—	561	—	—	—	—	561
Forfeitures of shares of common stock	—	30	—	—	(43)	—	(13)
Retirement of AmREIT common shares	(1)	(70)	—	—	71	—
Distributions	—	—	(9,277)	—	—	—	(9,277)

Balance at December 31, 2011	$232	$191,889	$(73,197)	$—	$—	$—	$118,924

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$4,240	$6,305	$5,255
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of real estate acquired for resale	2,457	886	1,500
Gain on sale of real estate acquired for resale	(549)	(5,384)	(2,875)
Gain on sale of real estate acquired for investment	—	(1,216)	—
Gain on debt extinguishment	—	(5,374)	—
Impairment - properties	—	3,487	441
Impairment (recovery) - notes receivable	(1,071)	1,800	—
Bad debt expense (recoveries)	(322)	1,265	781
Lease termination income	—	—	(1,065)
Loss from Advised Funds	384	1,186	604
Cash receipts (deferrals) for related party fees	14	(166)	26
Depreciation and amortization	8,575	6,934	7,749
Amortization of deferred compensation	561	442	499
Distributions from Advised Funds	—	11	2
Decrease (increase) in tenant and accounts receivable	1,177	(1,272)	(796)
Decrease (increase) in accounts receivable - related party	(64)	(369)	1,289
Cash receipts from direct financing leases more than income recognized	—	237	253
Decrease (increase) in other assets	489	2,310	(465)
Increase (decrease) in accounts payable and other liabilities	605	(1,404)	2,067
Net cash provided by operating activities	16,496	9,678	15,265

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(4,492)	(1,963)	(1,977)
Net cash paid for acquisition of investment properties	(21,594)	(2,760)	—
Notes receivable collections	1,071	—	—
Loans to affiliates	(3,309)	(2,241)	(2,045)
Payments from affiliates	1,000	1,550	1,531
Additions to furniture, fixtures and equipment	(47)	(74)	(7)
Investments in Advised Funds	(44)	(97)	—
Distributions from Advised Funds	16	557	112
Proceeds from sale of real estate acquired for resale	—	14,053	—
Residual economic interest paid	—	(2,866)	—
Cash deposited with a qualified intermediary	—	(12,804)	—
Cash received from qualified intermediary	9,370	3,434	—
Proceeds from sale of investment property	—	4,608	—
REITPlus cash on hand at time of acquisition	—	—	667
Decrease in preacquisition costs	—	—	16
Net cash provided by (used in) investing activities	(18,029)	1,397	(1,703)

Cash flows from financing activities:
Proceeds from notes payable	35,870	32,423	8,475
Payments of notes payable	(24,577)	(32,536)	(9,771)
Payments for financing costs	(88)	(478)	(590)
Purchase of treasury stock	—	(48)	—
Issuance of shares of common stock	—	(26)	—
Retirement of shares of common stock	—	—	(348)
Common dividends paid	(9,277)	(10,384)	(12,488)
Distributions to noncontrolling interests	—	(438)	(108)
Net cash provided by (used in) financing activities	1,928	(11,487)	(14,830)

Net increase (decrease) in cash and cash equivalents	395	(412)	(1,268)
Cash and cash equivalents, beginning of period	655	1,067	2,335
Cash and cash equivalents, end of period	$1,050	$655	$1,067

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$9,260	$10,149	$10,187
Taxes	$566	$382	$445

Number of restricted shares of common stock issued to employees and directors as part of their compensation arangements. Restricted shares vest over a three to seven-year period.	85,000	185,500	64,000
Deferred compensation recorded upon issuance of restricted shares of common stock	$762	$1,669	$580
Assumption of debt for the acquisition of our 500 Lamar property	$—	$1,800	$—
Lease termination income for building transferred to us for tenant default of lease.	$—	$—	$1,065

See Note 14 for further discussion of non-cash investing and financing activities associated with the recapitalization and merger, including the issuance of AmREIT, Inc. shares of common stock in exchange for AmREIT class A, class C, and class D common shares of beneficial ownership.

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

1. OUR BUSINESS AND OUR RECENT HISTORY

Our Business

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry, which we refer to as “Irreplaceable CornersTM.” Our goal is to be recognized as the premier provider of the best retail and multi-tenant real estate portfolio of “Irreplaceable CornersTM.” Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Our portfolio is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which we collectively refer to as our core markets. Over our 28-year history, we have acquired, owned and operated retail properties across 19 states. We are headquartered in Houston, Texas and have regional offices in Dallas, Texas and Atlanta, Georgia. We are a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes and have been a reporting company with the SEC since 1995.

          We believe the high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta are compelling real estate markets given their favorable demographics, job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. As part of our ongoing investment strategy, we expanded our presence in Atlanta, Georgia with the acquisition of two multi-tenant properties in 2011, and we intend to continue to acquire additional properties within these markets, or other U.S. cities, that exhibit comparable population, affluence and growth characteristics.

          As of December 31, 2011, our portfolio consisted of 29 wholly-owned properties with approximately 1.2 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of December 31, 2011, our Advised Funds held 19 properties.

Recent History

          We were organized by our predecessor, AmREIT, in April 2007 as REITPlus, Inc. REITPlus was structured as an externally managed and advised REIT, with a wholly-owned subsidiary of AmREIT providing investment advisory and property and corporate management services. In November 2009, we completed a restructuring, which consisted of the merger of AmREIT with and into REITPlus, wherein AmREIT acquired REITPlus’s net assets, for financial reporting purposes, and the surviving entity was renamed AmREIT, Inc. See also Note 14. The restructuring resulted in the combination of AmREIT’s three classes of common shares of beneficial interest into a single common class of common stock. All of the independent members of the boards of both AmREIT and REITPlus now form our seven-member board of directors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

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

Cash and Cash Equivalents

          We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash on deposit with qualified intermediary at December 31, 2010 represents the proceeds on deposit from the sale of properties in 2010. See Note 4.

Financial Instruments

          Our consolidated financial instruments consist of cash and cash equivalents, cash on deposit with qualified intermediary, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short term nature of the instruments and/or recent impairments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes and revolving line of credit approximate their carrying values. See Note 7 for a further discussion of our fair value of our notes payable.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2011, 2010 and 2009, we recognized percentage rents of $425,000, $524,000 and $449,000, respectively. Accrued rents are included in tenant and accounts receivable, net.

          Lease termination income – We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We recognized lease termination fees of $131,000, $0, and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2009, we recognized $1.1 million in lease termination fee income related to a national tenant that declared bankruptcy and subsequently rejected its operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination fee income in an amount equal to the fair value of the building.

          Advisory services income – related party – We provide various real estate services, including development, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. We also earn asset management fees from certain of the Advised Funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund, which are calculated as a percentage of equity under management. See also Note 13 for a detail of our advisory services income – related party.

Discontinued Operations

          Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties and business has been reclassified as discontinued operations in the accompanying statements of operations. See Note 4 for additional information related to our discontinued operations.

Gains on Sale of Real Estate

          Gains and losses on sales of real estate are not recognized under the full accrual method until certain criteria are met. Gains relating to transactions that do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate under the circumstances.

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. We did not capitalize any interest or taxes during the years ended December 31, 2011 or 2010. During the year ended December 31, 2009, we capitalized interest and taxes in the amount of $20,000 related to properties under development.

          Acquired Properties and Acquired Intangibles – We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

          Depreciation – Depreciation is computed using the straight-line method over an estimated useful life, generally, 39 - 50 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements. Leasehold estate properties, which are properties where we own the building and improvements but not the related ground, are amortized over the life of the lease.

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the year ended December 31, 2011, we did not recognize any impairment charges related to any of our properties. During the year ended December 31, 2010, we discovered a negative trend in the market for non-credit, single tenant assets which triggered an impairment analysis. As a result, we recognized an impairment charge of $2.3 million on four properties that represent non-core real estate assets and $1.2 million on two non-core real estate assets reported in discontinued operations. During the year ended December 31, 2009, we recognized an impairment charge of $441,000 related to our acquisition of REITPlus’ net assets.

Investments in Advised Funds

          Our investments in our Advised Funds are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis as prescribed under GAAP. See Note 5 for further disclosure related to our Advised Funds.

Receivables and Allowance for Uncollectible Accounts

          Tenant receivables – Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any recoveries related to tenant receivables are included in property expense. The table below summarizes the activity within our allowance for uncollectible accounts (in thousands):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$2,068	$1,025	$501
Additional reserves	540	1,579	1,008
Collections/reversals	(788)	(360)	(386)
Write-offs	(40)	(176)	(98)
Ending balance	$1,780	$2,068	$1,025

          Accounts receivable – Included in accounts receivable are various receivables that arise in the normal course of operating our business, including a $1.1 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our Advised Funds in February 2008. The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center. Bad debt expense, if any, and any related recoveries on accounts receivable are included in general and administrative expense. We did not record any bad debt expense related to accounts receivable during the year ended December 31, 2011. During the year ended December 31, 2010, we reversed $51,000 of bad debt expense due to the collection of miscellaneous receivables that had previously been reserved, and during the year ended December 31, 2009, we recorded bad debt expense of $109,000 related to accounts receivable.

          Notes receivable – Included in notes receivable is a $3.5 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note had a book value of $3.3 million at December 31, 2011, which includes a remaining impairment reserve of $229,000. The note matured unpaid on December 31, 2010, and we recorded an impairment to reduce the value of the note to the fair value of the underlying collateral by $1.3 million (see Note 7). As a result of the impairment, interest accruals are recorded directly to the reserve balance, and interest income is recorded to the extent that cash is received from the borrower. During 2011, the borrower made payments totaling $1.4 million. Of the payments received in 2011, $313,000 was recorded as interest income on our consolidated statements of operations, and the remaining $1.1 million was recorded as an impairment recovery. Also during 2011, we entered into a new agreement with the borrower that requires a $1.0 million principal payment during 2011 and monthly interest payments until the maturity date, which has eben extended to June 30, 2014.

          Also included in notes receivable is $150,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2011, and 2010, we had an allowance for uncollectible notes receivable from tenants of $29,000 and $99,000, respectively. During the year ended December 31, 2011, we recorded net bad debt recoveries of $71,000. During the years ended December 31, 2010 and 2009, we recorded bad debt expense related to tenant notes receivable of $99,000 and $0, respectively.

          Notes receivable – related party – Included in related party notes receivable are loans made to certain of our affiliated Advised Funds related to the acquisition or development of properties and the deferral of asset management fees. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the funds’ ownership interests in various unencumbered properties. During 2010, we, as the general partner of AIGF, approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believe that the fund will be unable to repay the full balance after settlement of its other obligations. As a result of the impairment, we have ceased recording interest income on the note due from AIGF. Instead, interest accruals are recorded directly to the reserve balance, and interest income is recorded to the extent that cash is received from the borrower.

          During 2011, AIGF disposed of one of its investment properties and used a portion of the proceeds to make a $900,000 payment on its note to us, $84,000 of which represented accrued interest and is included in interest income – related party on our consolidated statements of operations. Also during 2011, we advanced $1.5 million to MIG III to fund a paydown of debt secured by one of its properties that was required with the refinancing of such debt.

          The following is a summary of the notes receivable due from related parties (in thousands):

	December 31, 2011			December 31, 2010
Related Party	Face Amount	Reserve (1)	Carrying Amount	Face Amount	Reserve	Carrying Amount
AIGF	$2,488	$(619)	$1,869	$3,157	$(500)	$2,657
MIG III	3,218	(356)	2,862	913	—	913
MIG IV	2,026	(244)	1,782	1,290	—	1,290
Total	$7,732	$(1,219)	$6,513	$5,360	$(500)	$4,860

(1)

A portion of these reserve balances represents the amount by which losses recognized on our equity investment in the entity exceeds our basis in the equity investment. GAAP provides that, to the extent that such an ‘excess loss’ exists and we have made an additional investment in the entity via a loan, that excess loss should be recorded as a reduction in the basis of the loan. As of December 31, 2011, included in these reserve balances for the AIG, MIG III and MIG IV loans is $55,000, $356,000 and $244,000 for such losses, respectively. We do not believe that these reserves are indicative of the ultimate collectability of these receivables.

Deferred Costs, net

          Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Accumulated amortization related to deferred loan costs totaled $1.9 million and $1.3 million as of December 31, 2011 and 2010, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to leasing costs totaled $1.5 million and $1.2 million as of December 31, 2011 and 2010, respectively.

Deferred Compensation Incentive Plan

          Our 1999 Flexible Incentive Plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares of our restricted common stock. All long-term compensation awards are designed to vest over a period of three to seven years and promote retention of our team. See also Note 9.

Income Taxes

          Federal – We have elected to be taxed as a REIT under the Internal Revenue Code and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status. To maintain our REIT status, we must distribute at least 90% of our ordinary taxable income to our stockholders and meet certain income source and investment restriction requirements. Our stockholders must report their share of income distributed in the form of dividends. However, ARIC, our real estate development and operating business, is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio of assets and Advised Funds as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our Advised Funds are treated as taxable REIT subsidiaries for federal income tax purposes and are not subject to the REIT expemption above.

          State –The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although the Texas Margin Tax is not designed as an income tax, we believe it meets the requirements of an income tax for financial reporting under GAAP.

          To the extent we are subject to federal and state income taxes, we account for income taxes under the asset and liability method. See also Note 10.

Stock Issuance Costs

          During 2011, we incurred $914,000 of costs related to filing a registration statement on Form S-11 for the public sale of our common stock; however, market volatility and uncertainty have prevented us from taking the registration statement effective in the near term. The costs incurred no longer meet the criteria for capitalization under GAAP and were expensed on December 31, 2011. Issuance costs incurred for the successful raising of capital in our merger with RETIPlus in 2009 were treated as a reduction of stockholders’ equity. See Note 14.

Derivative Financial Instruments

          Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt and are immaterial to our consolidated financial statements. We do not use derivative financial instruments for trading or speculative purposes. GAAP requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in OCI while the ineffective portion of the derivative’s change in fair value is recognized in the income statement. As the hedge transactions settle, gains and losses associated with the transaction are reclassified out of OCI and into earnings. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

          During the years ended December 31, 2011, 2010 and 2009, we had an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% hedging our variable-rate loan on our MacArthur Park property. The swap matured on December 1, 2011, and we do not have any derivative financial instruments as of December 31, 2011. The fair value of the swap was a liability of $346,000 at December 31, 2010 and was included in accounts payable and other liabilities on our consolidated balance sheets. We designated this interest rate swap as a cash flow hedge for financial reporting purposes and therefore recorded any changes in its fair value to other comprehensive income. The swap settled monthly with an amount paid to or received from our counterparty, which was recorded as an adjustment to interest expense. For the years ended December 31, 2011, 2010 and 2009, we paid $366,000, $359,000 and $346,000, respectively, related to this swap which is included in interest expense.

Subsequent Events

          Except as otherwise disclosed in this Annual Report, we did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. OPERATING LEASES

          A substantial portion of our revenue is earned from operating leases. Our operating leases range from one to 25 years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2011 is as follows (in thousands):

Year ended December 31,	Minimum base rents
2012	$25,373
2013	22,566
2014	20,245
2015	16,366
2016	12,666
Thereafter	37,905
$135,121

4. REAL ESTATE ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions - 2011

          The Market at Lake Houston – On February 25, 2011, we completed the acquisition of The Market at Lake Houston, a 101,791 square foot grocery-anchored neighborhood shopping center situated on 13.86 acres in Atascocita, Texas, a northern suburb of Houston. The property was completed in 2002 and was 100% leased on the acquisition date. The anchor tenant is H-E-B, a regional supermarket, and other major tenants include Five Guys Burgers, Payless ShoeSource and Subway. We acquired the property for $20.1 million, of which $4.4 million was paid using cash on deposit with a qualified intermediary. The balance was paid through our assumption of $15.7 million of mortgage debt. The property was owned by two of our Advised Funds, and we completed the acquisition pursuant to an independent appraisal process.

          Brookwood Village – On May 10, 2011, we completed the acquisition of Brookwood Village, a 28,774 square foot pharmacy-anchored, neighborhood shopping center located in the Buckhead District of Atlanta, Georgia. The property was renovated in 2000 and was 96% leased on the acquisition date. The anchor tenant is CVS/pharmacy and other tenants include Sprint, FedEx/Kinko’s and Subway. We acquired the property for $10.6 million in cash using proceeds from our Facility.

          Alpharetta Commons – On July 29, 2011, we completed the acquisition of Alpharetta Commons, a 94,544 square foot grocery-anchored neighborhood shopping center located in the Alpharetta submarket of Atlanta, Georgia. The property was built in 1997 and was 100% leased on the acquisition date. The anchor tenant is Publix, a regional supermarket, with the remaining tenants comprised primarily of local and regional convenience retailers. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our Facility and a loan of $12.5 million.

          The table below details the total cash paid as reported on our consolidated statements of cash flows and the corresponding values assigned to the assets and liabilities acquired related to our acquisitions of investment real estate during 2011 (in thousands):

	Market at Lake Houston	Brookwood Village	Alpharetta Commons	Total
Assets:
Land	$3,740	$3,356	$4,663	$11,759
Buildings	13,021	6,037	12,475	31,533
Tenant improvements	330	158	426	914
Acquired lease intangibles, net	3,417	1,086	1,886	6,389
Accounts receivable - related party	60	—	—	60
Deferred costs, net	42	—	140	182
Other assets	221	—	161	382
Liabilities:
Notes payable	(16,010)	—	(12,500)	(28,510)
Accounts payable and other liabilities	(59)	(85)	(161)	(305)
Acquired below-market lease intangibles, net	(73)	(37)	(700)	(810)
Net cash paid for the acquisition of investment properties	$4,689	$10,515	$6,390	$21,594

          Included in our consolidated statements of operations are total revenues of $3.2 million and net loss of $788,000 related to the operations of The Market at Lake Houston, Brookwood Village and Alpharetta Commons beginning on the respective dates of acquisition. The table below presents our pro forma results of operations for the year ended December 31, 2011, assuming that we acquired all properties on January 1, 2010 (in thousands):

	2011 Historical results	Pro forma adjustments to historical results			2011 Pro forma results
		Market at Lake Houston	Brookwood Village	Alpharetta Commons
Total revenues	$36,915	$315	$350	$917	$38,497
Net income available to stockholders	$4,240	$(26)	$45	$(92)	$4,167

          The table below presents our pro forma results of operations for the year ended December 31, 2010, assuming that we acquired all properties on January 1, 2010 (in thousands):

	2010 Historical results	Pro forma adjustments to historical results			2010 Pro forma results
		Market at Lake Houston	Brookwood Village	Alpharetta Commons
Total revenues	$33,374	$1,495	$645	$1,216	$36,730
Net income available to stockholders	$6,132	$(318)	$(260)	$(335)	$5,219

Acquisitions - 2010

          500 Lamar – On December 9, 2010, we completed the acquisition of 500 Lamar, a 12,795 square foot neighborhood shopping center in Austin, Texas. The property consists of local boutique tenants with spaces ranging from 1,000 to 2,500 square feet and was 100% occupied at the time of purchase. We acquired the property for $4.6 million using cash on deposit with a qualified intermediary and the assumption of a $1.8 million loan.

Acquisitions - 2009

          There were no real estate acquisitions or dispositions during 2009, except for the acquisition of REITPlus’s net assets in conjunction with the merger as described in Note 14.

Dispositions and Discontinued Operations

          On July 6, 2011, we sold two non-core, single-tenant assets to a third party, which generated total proceeds of $2.4 million and resulted in a gain of $417,000, net of tax.

          During 2010, we sold 21 non-core, single tenant assets to third parties, which generated net proceeds of $19.5 million and resulted in total gains of $6.6 million. In conjunction with the sales, we extinguished outstanding debt in the amount of $17.4 million that was secured by the properties. Of these net proceeds, $12.8 million were deposited with a qualified intermediary to be used for the future acquisition of properties in accordance with section 1031 of the Internal Revenue Code.

          During 2009, we ceased our general contracting operations and the fund-raising business as part of our REITPlus merger. See Note 14.

          The following table is a summary of our discontinued operations for the years ended December 31, 2011, 2010, and 2009 (in thousands, except for per share data):

	For the years ended December 31,
	2011	2010	2009
Revenues:
Rental income from operating leases	$201	$642	$816
Earned income from direct financing leases	—	1,405	2,240
Advisory services income - related party	—	—	1,002
Total revenues	201	2,047	4,058

Expenses:
General and administrative	(5)	(63)	47
Property expense	2	5	51
Construction costs	—	3	981
Legal and professional	42	23	125
Depreciation and amortization	13	51	77
Impairment - properties	—	1,219	—
Total expenses	52	1,238	1,281

Operating income	149	809	2,777

Other income (expense):
Gain on sale of real estate acquired for investment	—	1,216	—
Interest and other income	4	19	—
Income tax benefit (expense)	(5)	(462)	(669)
Interest expense	—	(926)	(1,373)

Income from discontinued operations, net of tax	148	656	735
Gain on sale of real estate acquired for resale, net of tax	$417	$5,726	$1,897
Income from discontinued operations	$565	$6,382	$2,632

Basic and diluted income from discontinued operations per share	$0.02	$0.28	$0.39

          In July 2010, the general partner of AmREIT Woodlake, L.P. entered into a joint venture agreement with a third party whereby we and MIG IV sold 90% of our interest in the property to a new partner. Prior to the sale we held a 10% interest in the property, and we now hold a 1% interest in the property as a result of this transaction. The sale of a portion of our investment in AmREIT Woodlake, L.P did not meet the criteria for reporting as discontinued operations. See Note 5.

5. INVESTMENTS IN ADVISED FUNDS

          As of December 31, 2011, our Advised Funds include five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

High Net Worth Investment Funds

          Our five high net worth investment funds are limited partnerships, where in each of the partnerships, the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 3.0%.

          AIGF – AIGC, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIGF. We own a 2.0% limited partner interest in AIGF, which is currently in liquidation. Pursuant to the AIGF limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG – MIGC, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own a 1.4% limited partner interest in MIG. MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation has been extended to March 2013, pursuant to the approval of a majority of the limited partners. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG II – MIGC II, our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own a 1.6% limited partner interest in MIG II. MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation has been extended to March 2013, pursuant to the approval of a majority of the limited partners. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG III – MIGC III, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. We currently own a 1.1% limited partner interest in MIG III. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG IV – MIGC IV, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own a 1.6% limited partner interest in MIG IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the general partner (MIGC IV) as, if and when the annual return thresholds have been achieved by the limited partners.

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

Joint Ventures

          AmREIT Woodlake, L.P. – In 2007, we invested $3.4 million in AmREIT Woodlake L.P., for a 30% limited partnership interest. AmREIT Woodlake, L.P. was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas. In June 2008, we sold two-thirds (a 20% limited partnership interest) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. In July 2010, we and our affiliated partners entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 1% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project.

          AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2011, we hold a 10% interest in the Woodlake Pointe Shopping Center.

          AmREIT SPF Shadow Creek, L.P. – As part of the AmREIT and REITPlus merger in November 2009 (see further discussion in Note 14), we acquired a 10% investment in AmREIT SPF Shadow Creek, LP which was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000 which were recorded as an other-than-temporary impairment. See further discussion in Note 14 regarding the fair value considerations and related accounting treatment for the interest in the Shadow Creek Ranch property as part of AmREIT’s November 2009 acquisition of REITPlus’s net assets.

          Combined condensed financial information for the Advised Funds (at 100%) is summarized as follows (in thousands):

	As of December 31,
Combined Balance Sheets	2011	2010
Assets
Property, net	$200,806	$226,679
Cash	8,604	12,315
Notes receivable	77	2
Other assets	43,752	49,589
Total Assets	253,239	288,585
Liabilities and partners’ capital:
Notes payable(1)	130,739	151,190
Other liabilities	19,435	18,368
Partners capital	103,065	119,027
Total Liabilities and Partners’ Capital	$253,239	$288,585
AmREIT share of Partners’ Capital	$8,322	$8,036

(1)	Includes $7,732 and $5,360 payable to us as of December 31, 2011 and 2010, respectively.

	For the years ended December 31,
Combined Statements of Operations	2011	2010	2009
Revenue
Total Revenue	$18,259	$18,778	$15,449
Expense
Interest	8,189	9,342	6,976
Depreciation and amortization	7,904	15,797	7,295
Other	11,851	10,864	10,147
Total Expense	27,944	36,003	24,418
Net loss	$(9,685)	$(17,225)	$(8,969)
AmREIT share of Net loss	$(384)	$(1,186)	$(604)

6. ACQUIRED LEASE INTANGIBLES

          We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases’ remaining terms, which generally range from one month to 25 years. Below market lease amortization includes fixed-rate renewal periods where we believe the tenant is reasonably compelled to renew the lease.

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Acquired lease intangible assets:
In-place leases	$22,720	$16,891
In-place leases – accumulated amortization	(12,978)	(11,122)
Above-market leases	2,247	2,014
Above-market leases – accumulated amortization	(1,850)	(1,808)
Acquired leases intangibles, net	$10,139	$5,975

Acquired lease intangible liabilities:
Below-market leases	$4,623	$3,813
Below-market leases – accumulated amortization	(2,602)	(2,328)
Acquired below-market lease intangibles, net	$2,021	$1,485

Income Statement Presentation

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Presentation	2011	2010	2009
In-place leases	amortization expense	$2,117	$1,409	$1,939
Above-market leases	reduction of rental income	$108	$104	$325
Below-market leases	increase in rental income	$274	$300	$380

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization expense (in- place lease value)	Rental income (above and below-market rent)
2012	$1,916	$194
2013	1,513	186
2014	1,297	174
2015	1,202	168
2016	1,028	133
	$6,956	$855

7. FAIR VALUE MEASUREMENTS

          GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, we utilize inputs that we believe reflect our best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Fixed-rate notes payable	—	150,839	—

December 31, 2010	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Fixed-rate notes payable	—	140,751	—
Derivative liability	—	346	—

Notes Payable

          Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes, including the Facility, approximate their carrying values. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

Real Estate Investments and Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the year ended December 31, 2011, we did not recognize any impairment charges related to any of our properties. During the year ended December 31, 2010, we discovered a negative trend in the market for non-credit, single tenant assets, which triggered an impairment analysis. As a result, we recognized an impairment charge of $2.3 million on four properties that represent non-core real estate assets and $1.2 million on two non-core real estate assets reported in discontinued operations. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. We determined the fair value of the properties by applying an income method using assumptions that include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property as well as certain macroeconomic factors. Because such fair value measurements were made as of an interim date, they are not included in the table above.

Notes Receivable

          During the year ended December 31, 2010, we recorded a $1.3 million impairment on our note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note matured unpaid on December 31, 2010 and we reduced the value of the note to the fair value of the underlying collateral, which was determined by calculating an average, per-acre price of vacant tracts of land sold near downtown Dallas, Texas within the past three years. During the year ended December 31, 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. See Note 2. We have concluded that our valuation of the seller-financing note is classified in Level 2 of the fair value hierarchy.

Notes Receivable – Related Party

          During the year ended December 31, 2010, we approved a plan to begin liquidating the assets owned by AIGF. Using valuation techniques similar to those used for our own properties (described in the “Real Estate Investments and Impairment” paragraph above), we determined likely terminal values for these properties and assessed the likelihood that we would be able to recover the carrying value of our note receivable from AIGF after it settles its obligations with its other creditors. Accordingly, we recorded an impairment of $500,000 to reduce the carrying value of our notes receivable – related party. Because such fair value measurements were made as of an interim date, they are not included in the table above.

Derivative Financial Instruments

          In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

8. NOTES PAYABLE

          Our outstanding debt at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Fixed-rate mortgage loans	$141,373	$132,729
Variable-rate secured line of credit	19,345	11,700
Variable-rate secured loans	40,940	17,419
Total	$201,658	$161,848

          Our $25.0 million Facility, which is available to us for the acquisition of properties and for working capital, is our primary source of additional credit. As of December 31, 2011, we had $19.3 million outstanding under the Facility with approximately $5.3 million of future availability. The Facility’s borrowing base is determined based on the properties that are pledged as security, and it contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurance of default, limit distributions to our shareholders. In December 2010, we paid an extension fee of $94,000 and extended the maturity date to June 30, 2013. The Facility bears interest at LIBOR plus a spread of 3.50%, with a floor of 4.75%. As of December 31, 2011, the interest rate was 4.75%, and we were in compliance with all covenants.

          As of December 31, 2011, the weighted average interest rate on our fixed-rate debt is 5.06%, and the weighted average remaining life of such debt is 4.3 years. During 2011 and 2010, we executed the following new debt-related transactions:

2011

•	In February 2011, we assumed a $15.7 million mortgage in connection with our acquisition of The Market at Lake Houston property in Houston, Texas.
•	In June 2011, we entered into a loan for $7.4 million that is secured by our Brookwood Village property. We refinanced this loan in February 2012 on a long-term basis with a new maturity date in 2022.
•	In July 2011, we entered into a mortgage loan for $12.5 million to finance the acquisition of our Alpharetta Commons property.
•

In December 2011, we exercised a 12-month extension option on a $16.6 million loan secured by our MacArthur Park property. We have one 12-month extension option remaining on this loan subject to certain covenants.

2010

•	In December 2010, we assumed a $1.8 million mortgage in connection with our acquisition of our 500 Lamar property in Austin, Texas.
•

In December 2010, we refinanced the mortgages on our Plaza in the Park and Cinco Ranch properties with five-year notes that each bear interest at a fixed rate of 3.45%. This transaction generated proceeds of $8.3 million, net of prepayment penalties, which totaled $718,000. We used the proceeds to pay off the $2.6 million note on our Terrace Shops property, which incurred an additional prepayment penalty of $270,000, and to pay down a portion of the outstanding balance on the Facility. Together, these transactions will result in interest savings of approximately $700,000 annually over the term of the new loans.

•	In December 2010, we renegotiated the terms of the Facility, which reduced the interest rate floor to 4.75% and extended the maturity date to June 30, 2013 (see discussion above).
•	In September 2010, we extinguished $12.3 million of debt in connection with the sale of the IHOP portfolio (see discussions in Note 4).
•

In September 2010, we extinguished the $19.9 million mortgage on our Uptown Plaza property located in Dallas, Texas for a discounted payoff of $14.4 million, including retained escrows. The payoff and applicable fees were funded by a $10.7 million loan with a new lender secured by our Uptown Plaza Dallas property and a $3.7 million draw on our Facility. The new loan has a 3-year term and bears interest at LIBOR plus a spread of 3.25% with a floor of 4.75%. Interest is calculated using a 25-year amortization period. As a result of this transaction, we derecognized the former mortgage liability in accordance with GAAP, as cash was paid to the former lender and we were legally released of the obligation. We recorded a gain on debt extinguishment of $5.4 million.

•	In July 2010, we extinguished $5.0 million of debt in connection with the sale of one of our single-tenant properties.
•	In June 2010, we procured $6.8 million of long-term financing secured by the pad sites on our MacArthur Park property located in Dallas, Texas.

          As of December 31, 2011, scheduled principal repayments on notes payable and the Facility were as follows (in thousands):

Year	Scheduled Principal Payments	Term-Loan Maturities		Total Payments
2012	$765	$23,972	(1)	$24,737
2013	819	29,789		30,608
2014	1,460	—		1,460
2015	1,498	50,428		51,926
2016	888	67,431		68,319
Beyond five years	886	23,282		24,168
Unamortized debt premiums	—	440		440
Total	$6,316	$195,342		$201,658

(1)

Total includes a $7,350 loan secured by our Brookwood Village property that was refinanced in February 2012 on a long-term basis with a new maturity date in 2022. Total also includes a $16,622 mortgage secured by our MacArthur Park property that contains a 12-month extension option, provided we meet certain criteria.

9. DEFERRED COMPENSATION AND DEFERRED BENEFIT PLAN

Restricted Share Issuances

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

          The following table presents restricted share activity during the years ended December 31, 2011 and 2010:

	2011		2010
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	431,175	$8.78	278,192	$8.20
Granted	85,000	8.97	185,500	9.50
Vested	(96,559)	8.33	(21,095)	8.23
Forfeited	(5,217)	8.37	(11,422)	7.59
End of period	414,399	$8.93	431,175	$8.78

          The weighted-average, per share grant date fair value of restricted shares issued during the years ended December 31, 2011 and 2010 was $8.97 and $9.50, respectively. The total grant date fair value of shares vested during the years ended December 31, 2011 and 2010 was $804,000 and $174,000 respectively. Total compensation cost recognized related to restricted shares during the three years ended December 31, 2011, 2010 and 2009 was $548,000, $442,000 and $499,000, respectively. As of December 31, 2011, total unrecognized compensation cost related to restricted shares was $2.6 million, and the weighted average period over which we expect this cost to be recognized is 3.7 years.

Tax-Deferred Retirement Plan (401k)

          We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be invested in an array of large, mid and small cap mutual funds. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. As of December 31, 2011, and 2010, there were 37 and 33, participants enrolled in the plan, respectively. Employer contributions to the plan were $64,000, $87,000 and $86,000, respectively, for the three years ended December 31, 2011, 2010 and 2009.

10. INCOME TAXES

Non-taxable Operations

          We have elected to be treated as a REIT for federal income tax purposes. To maintain our REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally are not subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders. If we fail to maintain our status as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property. In addition, the income of any taxable REIT subsidiary that we own will be subject to taxation at regular corporate rates.

          As of December 31, 2011, the net tax and book bases of real estate assets were $306.6 million and $325.0 million, respectively. As of December 31, 2010, the net tax and book bases of real estate assets were $267.8 million and $279.3 million, respectively.

Taxable Operations

          Income tax expense (benefit) attributable to the continuing and discontinued operations of our taxable REIT subsidiaries for the years ended December 31, 2011, 2010 and 2009 consists of the following and is included in income tax expense (benefit) or in discontinued operations as appropriate (in thousands):

	2011	2010	2009
Federal - current	$(219)	$(31)	$—
State - current	267	346	326
Federal - deferred	30	(819)	469
Valuation allowance	189	2,482	—
Total income tax expense (benefit)	$267	$1,978	$795

          Our effective federal tax rate of 0% differs from the statutory tax rate of 34% for the year ended December 31, 2011 as a result of the offsetting change in our valuaton allowance. Our income taxes for the year ended December 31, 2011, primarily relate to the Texas Margin Tax discussed below. Our effective federal tax rate of (70)% differs from the statutory tax rate of 34% for the year ended December 31, 2010 as a result of the valuation allowance that we recorded on our deferred tax assets as of December 31, 2010. No other significant permanent differences exist between book and taxable income of the Taxable REIT Subsidiaries.

Texas Margin Tax

          We have recorded an income tax provision of $267,000, $320,000 and $271,000, respectively, for the Texas Margin Tax for the years ended December 31, 2011, 2010 and 2009. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although the Texas Margin Tax is not designed as an income tax, we believe that the Texas Margin Tax meets the requirements of an income tax for financial reporting purposes under GAAP.

Deferred Tax Assets and Valuation Allowance

          The Taxable REIT Subsidiaries had a gross deferred tax asset of $2.9 million and $2.5 million at December 31, 2011 and 2010, respectively. Our deferred tax assets relate to impairments taken on certain of our non-core, single-tenant properties located in tertiary markets as well as to fees received from transactions with our Advised Funds. The impairments are not deductible for tax purposes until realized upon disposition of the properties, and the fees from our Advised Funds have been subject to tax, but have been deferred for financial reporting purposes.

          To the extent that we have deferred tax assets at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize those assets. In making that determination, we will consider our current financial position, our results of operations for the current and preceding years, and our expectation of future operations. As of December 31, 2011 and 2010, our deferred tax assets were fully offset by a valuation allowance as we believe they are not more likely than not to be realized.

11. EARNINGS PER SHARE

          We report both basic and diluted EPS using the two-class method as required under GAAP. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method determines EPS based on distributed earnings (i.e. dividends declared on common stock and any participating securities) and undistributed earnings. Our unvested restricted shares contain rights to receive non-forfeitable dividends and thus are participating securities. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Pursuant to the two-class method, our unvested shares of restricted stock have not been allocated any undistributed losses.

          The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the years ended December 31,
	2011	2010	2009

Continuing Operations
Income (loss) from continuing operations attributable to common stockholders	$3,675	$(77)	$2,623
Less: Dividends paid to Class C and D stockholders	—	—	(18,528)
Less: Dividends attributable to unvested restricted stockholders	(166)	(194)	(139)
Less: Income attributable to non-controlling interests	—	(173)	(121)
Basic and Diluted — Income (loss) from continuing operations	3,509	(444)	(16,165)
Discontinued Operations
Basic and Diluted — Income from discontinued operations	565	6,382	2,632

Net income (loss) attributable to common stockholders after allocation to participating securities	$4,074	$5,938	$(13,533)

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	22,768	22,672	6,824

Basic and Diluted Earnings Per Share
Income (loss) from continuing operations attributable to common stockholders	$0.16	$(0.02)	$(2.37)
Income from discontinued operations attributable to common stockholders	$0.02	$0.28	$0.39

Net income (loss) attributable to common stockholders	$0.18	$0.26	$(1.98)

(1)	Weighted average shares outstanding do not include unvested restricted shares totaling 414, 431 and 278 for the years ended December 31, 2011, 2010 and 2009, respectively.

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Recapitalization and Merger

          AmREIT Class C and D common shares were converted into AmREIT Class A common shares in November 2009 pursuant to the AmREIT Declaration of Trust. The AmREIT Class A shares were then simultaneously exchanged on a 1:1 basis for AmREIT, Inc. shares. Upon consummation of the AmREIT recapitalization and the simultaneous merger with REITPlus, AmREIT, Inc. has a single class of common stock outstanding as further described below. See also Note 14.

Common Stock

          Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of December 31, 2011 and 2010, there were 23,197,917 and 23,113,916 shares of our common stock outstanding, respectively. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

Deferred Compensation Incentive Plan

          Under the AmREIT, Inc. 1999 Flexible Incentive Plan, 1,391,875 shares of our common stock are available for awards of stock options, restricted stock awards, stock appreciation rights and other awards to our employees and non-employee directors. The number of shares of our common stock that may be issued under the 1999 Flexible Incentive Plan at any time is equal to 6% of our issued and outstanding shares of common stock.

13. RELATED PARTY TRANSACTIONS

          See Note 5 regarding investments in our Advised Funds and Note 2 regarding notes receivable from affiliates.

          The table below details our income and administrative reimbursements from the Advised Funds for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Real estate fee income (1)	$2,491	$2,375	$2,604
Construction management fee income (2)	234	349	450
Asset management fee income (3)	1,064	1,480	1,530
Advisory services income - related party	$3,789	$4,204	$4,584
Construction revenues (4)	$—	$—	$1,002
Reimbursements of administrative costs	$885	$1,009	$1,227

(1)

We earn real estate fee income by providing property acquisition, leasing and property management services to our Advised Funds. We own 100% of the stock of the companies that serve as the general partner for the funds.

(2)	We earn construction management fees by managing construction and tenant build-out projects on behalf of our Advised Funds.
(3)

We earn asset management fees from our Advised Funds for providing accounting related and investor relation services, facilitating the deployment of capital and other services provided in conjunction with operating the funds.

(4)	Included in discontinued operations on our consolidated statements of operations.

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

          See also Note 4 for a discussion of our acquisition of The Market at Lake Houston property.

14. ACCOUNTING FOR MERGER WITH REITPLUS – NOVEMBER 2009

          Simultaneously with the November 2009 merger of AmREIT with and into REITPlus, wherein AmREIT acquired REITPlus’s net assets, AmREIT consummated a recapitalization of its equity structure by combining its three classes of common shares into a single common class of common stock. In conjunction with the merger, the AmREIT shares outstanding prior to the merger were converted into a single class of AmREIT, Inc. common stock at a $10.2 million premium, which was recorded as an additional dividend in accordance with GAAP. Given that AmREIT was the accounting acquirer, the foregoing exchange/conversion was treated as a deemed recapitalization of AmREIT immediately prior to the acquisition of REITPlus’s net assets for accounting purposes. The following table reflects the recapitalization for the merger with REITPlus:

		Class C		Class D		Total
	Class A	Purchase	DRIP	Purchase	DRIP
Shares outstanding, net of treasury	5,318,925	3,369,439	770,363	9,374,938	1,591,317
Amount invested per share	—	$10.00	$10.00	$10.00	$10.00
Total invested	—	$33,694,390	$7,703,630	$93,749,380	$15,913,170
Premium on total invested(1)	—	10.0%	10.0%	5.5%	5.5%
Premium	—	$3,369,439	$770,363	$5,156,216	$875,224	$10,171,242
Total value to be exchanged	—	$37,063,829	$8,473,993	$98,905,596	$16,788,394	$161,231,812
Value of A Shares(2)	—	$9.50	$9.50	$9.50	$9.50	$9.50
A Shares to be issued	—	3,901,456	891,999	10,411,115	1,767,199	16,971,769
A Shares currently outstanding						5,318,925
A Shares outstanding post-recap						22,290,694

A Shares to be issued						16,971,769
Shares issued from treasury						(1,315,564)
Newly issued shares						15,656,205

A Shares outstanding post-recap						22,290,694

(1)

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

(2)

AmREIT management conducted a “bottom-up” valuation of the real estate assets of both AmREIT and REITPlus. Management based its valuation of the real estate assets on appraisals from two nationally-recognized real estate appraisal firms and fairness opinion by KeyBanc Captial Markets. After valuing the real estate assets of both companies prior to the merger, management estimated the value of the Class A Shares at $9.50 per share.

          Acquisition – The transaction was treated legally as a merger of the two entities; however, for accounting purposes, the transaction was treated as an asset acquisition pursuant to under GAAP. Although REITPlus was the surviving legal entity in the merger, AmREIT was deemed to be the acquirer for financial reporting purposes under GAAP. The merger was therefore treated as an acquisition by AmREIT of REITPlus’s net assets. Accordingly, the accompanying statements of operations for the periods prior to the merger represent the historical operating results of AmREIT. The operating results generated by REITPlus’s net assets are included in our 2011, 2010 and 2009 operating results from the date of the merger.

          The purchase price for REITPlus was determined based on the fair value of the consideration given in exchange for the REITPlus net assets received in the acquisition. The fair value of the consideration given was $7.2 million, (calculated as the 758,604 AmREIT shares deemed given in the transaction valued at $9.50/share), which management believes reflects the fair value of the net assets of REITPlus deemed acquired by AmREIT.

          AmREIT incurred costs of approximately $1.3 million in connection with the merger. Costs incurred in connection with the issuance of our equity securities in the amount of $858,000 were recorded as a reduction of stockholders’ equity. The remaining costs incurred in the amount of $441,000 were associated with the acquisition of REITPlus’s net assets and were capitalized as part of the assets acquired, resulting in a total cost to AmREIT of approximately $7.6 million. However, we subsequently expensed such acquisition costs as an other-than-temporary impairment given that the carrying amount of REITPlus’s net assets acquired was in excess of their fair value to the extent of these costs.

          In connection with the merger, we obtained an appraisal of Shadow Creek Ranch, REITPlus’s sole real estate investment in which it held a 10% interest. The combination of the appraised value of REITPlus’s interest in Shadow Creek Ranch and REITPlus’s other net assets equaled approximately $5.8 million. We believe that the $7.2 million cost ($7.6 million total consideration, net of the $441,000 transaction costs that were expensed as an other-than-temporary impairment) to AmREIT is a more clearly evident and reliable measure than the value of REITPlus’s net assets, including the appraised value of its interest in Shadow Creek Ranch. We believe that the $1.4 million difference in these values is attributable to the use of an ‘as is’ appraised value of Shadow Creek Ranch versus the use of a “stabilized value” of Shadow Creek Ranch using a 10-year discounted cash flow analysis. As such, we believe that this difference represents a temporary impairment.

          The following represents the assets acquired and liabilities assumed by AmREIT in the acquisition (in thousands, except share amounts). No other tangible or intangible assets were identified as part of the acquisition:

	Assets
	Cash	$743
	Remaining interest in Shadow Creek Ranch(1)	5,769
	Investment in AmREIT (90,241 Class A shares)(2)	720
	Prepaid expenses	48
	Total assets acquired	$7,280
	Liabilities
	Accounts payable and accrued liabilities	—
	Accounts payable – related party	75
	Total liabilities assumed	75
	Net assets acquired	$7,205
Less:	Treasury shares	(720)
	Acquisition costs	(858)
	Net effect on equity	$5,627

(1)

AmREIT owned a 16% interest in REITPlus Operating Partnership, LP (“REITPlus OP”) which held the investment in Shadow Creek Ranch and in AmREIT. The $5,769 represents AmREIT’s cost in acquiring the remaining 84% interest in Shadow Creek Ranch owned by REITPlus OP, after expensing the $441 in acquisition costs as an other-than-temporary impairment.

(2)

The value of the investment in AmREIT was determined using a $9.50/share value of an AmREIT Class A share (as further discussed in note (1) to the recapitalization table above) and represents the remaining 84% interest in the AmREIT shares owned by REITPlus OP.

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

15. CONCENTRATIONS

          As of December 31, 2011, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas which accounted for 19% and 15% of total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 19 of our properties are located in the Houston metropolitan area. These Houston properties represent 64.2%, 62.9% and 61.7% of our base rental income for the years ended December 31, 2011, 2010 and 2009, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by the Company’s top tenants for each of the last three years (in thousands):

	Year ended December 31,
	2011	2010	2009
Kroger	$2,116	$2,192	$2,116
CVS/pharmacy	1,115	922	922
H-E-B Grocery(1)	938	—	—
Landry’s Seafood House	514	502	503
Hard Rock Café	497	497	468
TGI Friday’s	451	451	449
Champps Americana	422	422	422
Golden Corral	419	419	419
Paesanos	407	408	383
McCormick & Schmick’s	341	341	341
	$7,220	$6,154	$6,023

(1)	We acquired The Market at Lake Houston on February 25, 2011.

16. COMMITMENTS AND CONTINGENCIES

          In April 2010, we signed a new lease agreement for our office facilities, which expires on October 31, 2012. In addition, we lease various office equipment. Rental expense for the years ended December 31, 2011, 2010 and 2009 was $284,000, $292,000 and $378,000, respectively. All of our current operating leases expire in 2012, and future minimum lease payments under such leases will be $171,000.

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

          We are involved in various matters of litigation arising in the normal course of business; however, we believe that we maintain sufficient comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. We believe that no estimate of loss or range of loss, if any, can be made at this time for such matters; however, our management, based in part upon consultation with legal counsel, is of the opinion that, when such litigation is resolved, any liability in excess of amounts covered by insurance or already accrued in our consolidated financial statements, if any, will not have a material effect on our consolidated financial statements. During 2009, the Company was involved in one litigation matter that was previously disclosed in the Company’s SEC filings. This litigation matter was settled in February 2010 to the mutual satisfaction of both parties.

17. SEGMENT REPORTING

          We assess our business based upon the nature of operations. Our reportable segments presented are our Portfolio, Real Estate Operating and Development business and our Advised Funds, which are segments of AmREIT where separate financial information is both available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. However, this operating performance data might not be indicative of what a third party would assess or evaluate for purposes of determining fair value of our segments.

Portfolio Segment

          Our portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 28 properties located in four states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

Advisory Services Segments

          Our advisory services segments consist of our real estate operating and development business, which includes one operating property, as well as our Advised Funds. The real estate operating and development business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our portfolio and Advised Funds. Our Advised Funds consist of five high net worth investment funds that have sold limited partnership interests to retail investors to develop, own, manage and add value to properties with an average holding period of two to four years and three joint ventures with institutional investors.

          Segment results for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

		Advisory Services
For the year ended December 31, 2011	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$32,798	$197	$—	$32,995
Advisory services income - related party	147	2,578	1,064	3,789
Lease termination and other income	131	—	—	131
Total revenue	33,076	2,775	1,064	36,915

General and administrative	2,213	3,701	135	6,049
Property expense	7,724	46	—	7,770
Legal and professional	877	65	3	945
Real estate commissions	2	340	—	342
Acquisition costs	229	—	—	229
Depreciation and amortization	8,233	24	—	8,257
Impairment recovery - notes receivable	(1,071)	—	—	(1,071)
Total expenses	18,207	4,176	138	22,521

Interest expense	(9,971)	—	—	(9,971)
Other income/(expense)	(505)	142	(385)	(748)
Income (loss) from continuing operations	$4,393	$(1,259)	$541	$3,675

	Advisory Services
For the year ended December 31, 2010	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$28,959	$196	$—	$29,155
Advisory services income - related party	10	2,714	1,480	4,204
Lease termination and other income	—	15	—	15
Total revenue	28,969	2,925	1,480	33,374

General and administrative	1,995	3,806	143	5,944
Property expense	8,292	22	—	8,314
Legal and professional	1,169	(13)	9	1,165
Real estate commissions	9	182	—	191
Acquisition costs	12	—	—	12
Depreciation and amortization	6,594	40	—	6,634
Impairment - properties	864	1,404	—	2,268
Impairment - notes receivable	1,800	—	—	1,800
Total expenses	20,735	5,441	152	26,328

Interest expense	(9,541)	—	—	(9,541)
Other income/(expense)	2,496	1,156	(1,234)	2,418
Income (loss) from continuing operations	$1,189	$(1,360)	$94	$(77)

		Advisory Services
For the year ended December 31, 2009	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$29,178	$189	$—	$29,367
Advisory services income - related party	(6)	3,060	1,530	4,584
Lease termination and other income	1,065	—	—	1,065
Total revenue	30,237	3,249	1,530	35,016

General and administrative	1,579	4,604	137	6,320
Property expense	8,188	18	—	8,206
Legal and professional	1,067	565	35	1,667
Real estate commissions	1	156	—	157
Depreciation and amortization	7,305	45	—	7,350
Impairment - properties	441	—	—	441
Total expenses	18,581	5,388	172	24,141

Interest expense	(9,146)	—	—	(9,146)
Other income/(expense)	395	1,264	(765)	894
Income (loss) from continuing operations	$2,905	$(875)	$593	$2,623

18. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

          Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
Revenues as reported	$8,534	$9,067	$9,632	$9,765
Reclassification from discontinued operations	(83)	—	—	—
Adjusted revenues	$8,451	$9,067	$9,632	$9,765
Net income (loss) available to AmREIT stockholders	$1,336	$566	$1,118	$1,220
Net income (loss) per share - basic and diluted	$0.06	$0.02	$0.05	$0.05

2010:
Revenues as reported	$8,646	$8,744	$8,996	$8,501
Reclassification from discontinued operations	(765)	(584)	(82)	(82)
Adjusted revenues	$7,881	$8,160	$8,914	$8,419
Net income (loss) available to AmREIT stockholders	$677	$637	$8,285	$(3,467)
Net income (loss) per share - basic and diluted	$0.03	$0.03	$0.36	$(0.16)

AmREIT, Inc. and Subsidiaries
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2011

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances (Note B)

SHOPPING CENTERS
500 Lamar, Texas	1,640,623	2,530,178	22,597	1,663,220	2,530,178	4,193,398	75,075	12/09/10	1,718,772
Alpharetta Commons, Georgia	12,901,200	4,663,425	0	12,901,200	4,663,425	17,564,625	165,898	07/29/11	12,434,162
Bakery Square, Texas	4,806,518	4,325,612	(1,225)	4,795,419	4,335,486	9,130,905	1,060,779	07/21/04	2,411,624
Brookwood Village, Georgia	6,195,376	3,355,689	46,957	6,242,333	3,355,689	9,598,022	131,755	05/10/11	7,350,000
Cinco Ranch, Texas	11,558,491	2,666,534	109,741	11,666,540	2,668,226	14,334,766	2,594,931	07/01/04	9,750,000
Courtyard Square, Texas	1,777,161	4,133,641	34,387	1,794,437	4,150,752	5,945,189	425,430	06/15/04	—
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	1,270,594	3,653,084	1,369,065	5,022,149	1,405,714	06/03/98	2,933,474
Market at Lake Houston, Texas	13,351,264	3,740,540	(19,735)	13,331,528	3,740,540	17,072,068	342,728	02/25/11	15,675,000
MacArthur Park, Texas	32,299,035	15,583,628	1,080,550	33,379,584	15,583,629	48,963,213	7,483,338	12/27/04	23,315,039
Plaza in the Park, Texas	17,375,782	13,257,976	715,520	18,087,486	13,261,792	31,349,278	3,994,135	07/01/04	23,250,000
Riverwalk, Texas	17,148,688	7,979,779	378,835	17,518,334	7,988,968	25,507,302	3,030,029	09/30/05	20,000,000
Sugar Land Plaza, Texas	3,016,816	1,280,043	286,177	3,302,993	1,280,043	4,583,036	1,129,571	07/01/98	—
Terrace Shops, Texas	2,544,592	2,212,278	121,178	2,665,770	2,212,278	4,878,048	571,690	12/15/03	—
Uptown Park, Texas	27,060,070	36,976,809	2,136,644	29,308,422	36,865,101	66,173,523	7,316,761	06/01/05	49,000,000
Uptown Plaza Dallas, Texas	14,129,798	9,295,665	135,206	14,264,442	9,296,227	23,560,669	2,438,975	03/30/06	10,444,283
Uptown Plaza, Texas	4,887,774	7,796,383	274,720	5,162,494	7,796,383	12,958,877	1,145,254	12/10/03	—
Total Shopping Centers	173,078,291	121,164,632	6,592,146	179,737,286	121,097,782	300,835,068	33,312,063		178,282,354

SINGLE TENANT
Citibank, Texas	—	1,318,418	165,742	50,943	1,433,217	1,484,160	19,963	12/17/04	—
CVS Pharmacy, Texas	—	2,665,332	23,664	—	2,688,996	2,688,996	n/a	01/10/03	—
Golden Corral, Texas	1,093,139	718,702	(687,192)	584,497	540,152	1,124,649	23,696	07/23/02	—
Golden Corral, Texas	1,290,347	553,006	(660,126)	744,607	438,620	1,183,227	35,254	07/23/02	—
Smokey Bones, Georgia	—	773,800	(60,414)	—	713,386	713,386	n/a	12/18/98	—
Sunbelt Rental, Illinois	—	402,080	651,283	832,395	220,968	1,053,363	29,187	05/23/07	—
TGI Friday's, Maryland	—	1,473,613	860	—	1,474,473	1,474,473	n/a	09/16/03	—
TGI Friday's, Texas	1,425,843	611,075	39,894	1,453,769	623,043	2,076,812	352,570	07/23/02	—
Woodlands Ring Road, Texas	—	8,957,570	3,441,122	3,225,040	9,173,652	12,398,692	92,212	12/01/07	3,591,059
Total Single Tenant	3,809,329	17,473,596	2,914,833	6,891,251	17,306,507	24,197,758	552,882		3,591,059

Total	$176,887,620	$138,638,228	$9,506,979	$186,628,537	$138,404,289	$325,032,826	$33,864,945		$181,873,413

Note A - The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold, tenant activity or reductions in our investments in properties accounted for as direct financing leases.

Note B - The Lake Woodlands Plaza property and four of the five pad sites at Woodlands Ring Road serve as collateral for a single note. The encumberances balance has been allocated according to the total historical cost of the properties securing the note. Also, the notes secured by the Cinco Ranch and Plaza in the park properties contain a cross-collateralization clause whereas an event of default on one note constitutes an event of default on both notes.

Activity within real estate and accumulated depreciation during the three years ended December 31, 2011 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2008	$280,701,344	$19,721,306
Acquisitions / additions	5,508,173	349,504
Disposals	(2,400,447)	(127,458)
Depreciation expense	—	4,990,815
Balance at December 31, 2009	$283,809,070	$24,934,167
Acquisitions / additions	10,794,709	—
Disposals	(11,048,686)	(451,194)
Impairment	(4,241,649)	(754,486)
Depreciation expense	—	4,891,223
Balance at December 31, 2010	$279,313,444	$28,619,710
Acquisitions / additions	47,982,336	—
Disposals	(2,262,954)	(196,747)
Impairment	—
Depreciation expense	—	5,441,981
Balance at December 31, 2011	$325,032,826	$33,864,944

S-1