Form 10-Q
period 2012-03-31
AmREIT, Inc.
filed 2012-04-27
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

n/a
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES   ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 27, 2012
AmREIT, Inc. Common Stock, $0.01 par value	23,306,279 shares

i

DEFINITIONS

          As used in this Quarterly Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “AmREIT” “we,” “us” and “our” refer to AmREIT, Inc., its predecessors and consolidated subsidiaries, unless the context clearly indicates otherwise.

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

OCI	Other comprehensive income.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2012.

REIT	Real estate investment trust.

SEC	Securities and Exchange Commission.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$138,404	$138,404
Buildings	172,478	172,146
Tenant improvements	14,911	14,483
	325,793	325,033
Less accumulated depreciation and amortization	(35,194)	(33,865)
	290,599	291,168

Acquired lease intangibles, net	9,534	10,139
Investments in Advised Funds	8,302	8,322
Net real estate investments	308,435	309,629

Cash and cash equivalents	946	1,050
Tenant and accounts receivable, net	4,025	4,340
Accounts receivable - related party, net	837	645
Notes receivable, net	3,386	3,412
Notes receivable - related party, net	7,292	6,513
Deferred costs, net	3,036	2,887
Other assets	1,921	2,134
TOTAL ASSETS	$329,878	$330,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$204,105	$201,658
Accounts payable and other liabilities	5,875	8,007
Acquired below-market lease intangibles, net	1,943	2,021
TOTAL LIABILITIES	211,923	211,686

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 23,308,007 and 23,197,917 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	233	232
Capital in excess of par value	191,996	191,889
Accumulated distributions in excess of earnings	(74,274)	(73,197)
TOTAL STOCKHOLDERS’ EQUITY	117,955	118,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,878	$330,610

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Rental income from operating leases	$8,929	$7,450
Advisory services income - related party	1,131	1,001
Total revenues	10,060	8,451

Expenses:
General and administrative	1,484	1,284
Property expense	2,213	1,727
Legal and professional	221	256
Real estate commissions	86	29
Acquisition costs	—	40
Depreciation and amortization	2,227	1,640
Total expenses	6,231	4,976

Operating income	3,829	3,475

Other income (expense):
Interest and other income	102	128
Interest and other income - related party	72	30
Loss from Advised Funds	(36)	(104)
Income tax expense for taxable REIT subsidiary	(76)	(51)
Interest expense	(2,634)	(2,203)

Income from continuing operations	1,257	1,275

Income from discontinued operations, net of taxes	—	61

Net income	$1,257	$1,336

Net income per share of common stock - basic and diluted
Income before discontinued operations	$0.05	$0.06
Income from discontinued operations	$—	$—
Net income	$0.05	$0.06

Weighted average shares of common stock used to compute net income per share, basic and diluted	22,747	22,729

Dividends per share of common stock	$0.10	$0.10

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2012
(in thousands)
(unaudited)

	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total

Balance at December 31, 2011	$232	$191,889	$(73,197)	$118,924
Net income	—	—	1,257	1,257
Deferred compensation issuance of restricted shares	—	(790)	—	(790)
Issuance of shares of common stock	1	789	—	790
Amortization of deferred compensation	—	144	—	144
Retirement of AmREIT common shares	—	(36)	—	(36)
Distributions	—	—	(2,334)	(2,334)
Balance at March 31, 2012	$233	$191,996	$(74,274)	$117,955

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,257	$1,336
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recoveries)	47	(10)
Loss from Advised Funds	36	104
Cash receipts (deferrals) for related party fees	8	(12)
Depreciation and amortization	2,233	1,697
Amortization of deferred compensation	144	132
Decrease in tenant and accounts receivable	294	1,520
Increase in accounts receivable - related party	(537)	(87)
Decrease in other assets	157	260
Decrease in accounts payable and other liabilities	(2,132)	(2,281)
Net cash provided by operating activities	1,507	2,659

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(1,129)	(425)
Net cash paid for acquisition of investment properties	—	(4,689)
Additions to furniture, fixtures and equipment	(8)	(11)
Investments in and advances to Advised Funds	(458)	(229)
Distributions and payments from Advised Funds	—	16
Cash received from qualified intermediary	—	9,370
Net cash provided by (used in) investing activities	(1,595)	4,032

Cash flows from financing activities:
Proceeds from notes payable	8,000	1,750
Payments of notes payable	(5,521)	(6,065)
Payments for financing costs	(125)	(3)
Retirement of shares of common stock	(36)	—
Common dividends paid	(2,334)	(2,319)
Net cash used in financing activities	(16)	(6,637)

Net increase (decrease) in cash and cash equivalents	(104)	54
Cash and cash equivalents, beginning of period	1,050	655
Cash and cash equivalents, end of period	$946	$709

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$2,567	$1,972
Taxes	$2	$142

Deferred compensation recorded upon issuance of restricted shares of common stock	$790	$674

Reclassification of accounts receivable - related party to notes receivable - related party	$345	$—

Assumption of debt associated with the acquisition of The Market at Lake Houston	$—	$15,675

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

1. OUR BUSINESS AND OUR RECENT HISTORY

Our Business

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 28-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. As part of our ongoing investment strategy, we expanded our presence in Atlanta, Georgia with the acquisition of two multi-tenant properties in 2011. We intend to continue to acquire additional properties within the above markets, or other U.S. cities, that exhibit comparable population, affluence and growth characteristics. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

          As of March 31, 2012, our portfolio consisted of 29 wholly-owned properties with 1.2 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of March 31, 2012, our Advised Funds held 18 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of and for the three months ended March 31, 2012 and 2011, are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2012, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

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

Financial Instruments

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short term nature of the instruments and/or recent impairments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes and revolving line of credit approximate their carrying values. See Note 6 for further discussion of our fair value of our notes payable.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2012 and 2011, we recognized percentage rents of $32,000 and $10,000, respectively. Accrued rents are included in tenant and accounts receivable, net.

          Lease termination income – We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We did not recognize any lease termination fees during the three months ended March 31, 2012 or 2011.

          Advisory services income – related party – We provide various real estate services, including development, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. We also earn asset management fees from certain of the Advised Funds for facilitating the deployment of capital and for monitoring the real estate investments. Asset management fees are calculated as a percentage of equity under management. See Note 10 for a detail of our advisory services income – related party.

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. We did not capitalize any interest or taxes during the three months ended March 31, 2012 or 2011.

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

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the three months ended March 31, 2012 or 2011.

Tenant and Accounts Receivable

          Included in tenant and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of tenant and accounts receivables is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any recoveries related to tenant receivables are included in property expense, and bad debt expenses and any related recoveries on other accounts receivable are included in general and administrative expense. The table below summarizes the activity within our allowance for uncollectible accounts for tenant receivables (in thousands):

	Three months ended March 31,
	2012	2011
Beginning balance	$1,780	$2,068
Additional reserves	134	149
Collections/reversals	(104)	(144)
Write-offs	(434)	(15)
Ending balance	$1,376	$2,058

Notes Receivable

          Included in notes receivable is a $3.5 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note matured unpaid on December 31, 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. Also during 2011, we entered into a new agreement with the borrower that requires a $1.0 million principal payment during the second quarter of 2012 and monthly interest payments until the maturity date, which was extended to June 30, 2014.

          Also included in notes receivable is $144,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of March 31, 2012 and December 31, 2011, we had an allowance for uncollectible notes receivable from tenants of $46,000 and $29,000, respectively. During the three months ended March 31, 2012, we recorded bad debt expense related to tenant notes receivable of $17,000. During the three months ended March 31, 2011, we recorded bad debt recoveries related to tenant notes receivable of $11,000.

Notes Receivable – Related Party

          Included in notes receivable – related party are loans made to certain of our affiliated Advised Funds related to the acquisition or development of properties and the deferral of asset management fees. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the funds’ ownership interests in various unencumbered properties. We recorded a $500,000 impairment on the note from AIGF during 2010 as we believe that the fund will be unable to repay the full balance after settlement of its other obligations. As a result, we have ceased recording interest income on the note due from AIGF. Instead, interest accruals are recorded directly to the reserve balance, and interest income is recorded to the extent that cash is received from the borrower.

          The following is a summary of the notes receivable due from related parties (in thousands):

	March 31, 2012			December 31, 2011
Related Party	Face Amount	Reserve (1)	Carrying Amount	Face Amount	Reserve (1)	Carrying Amount
AIGF	$2,530	$(651)	$1,879	$2,488	$(619)	$1,869
MIG III	3,674	(349)	3,325	3,218	(356)	2,862
MIG IV	2,339	(251)	2,088	2,026	(244)	1,782
Total	$8,543	$(1,251)	$7,292	$7,732	$(1,219)	$6,513

(1)

A portion of these reserve balances represents the amount by which losses recognized on our equity investment in the entity exceeds our basis in the equity investment. GAAP provides that, to the extent that such an ‘excess loss’ exists and we have made an additional investment in the entity via a loan, that excess loss should be recorded as a reduction in the basis of the loan. Included in the reserve balances for the AIGF, MIG III and MIG IV loans are $55, $349 and $251 for such losses as of March 31, 2012, and $55, $356 and $244 for such losses as of December 31, 2011, respectively. We do not believe that these reserves are indicative of the ultimate collectability of these receivables.

Derivative Financial Instruments

          Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt and is immaterial to our consolidated financial statements. We do not use derivative financial instruments for trading or speculative purposes. GAAP requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income, OCI, while the ineffective portion of the derivative’s change in fair value is recognized in the income statement. As the hedge transactions settle, gains and losses associated with the transaction are reclassified out of OCI and into earnings. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

          During the three months ended March 31, 2011, we had an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% hedging our variable-rate loan on our MacArthur Park property. The swap matured on December 1, 2011, and we do not have any derivative financial instruments as of March 31, 2012. We designated this interest rate swap as a cash flow hedge for financial reporting purposes and therefore recorded any changes in its fair value to OCI. The swap settled monthly with an amount paid to or received from our counterparty, which was recorded as an adjustment to interest expense. During the three months ended March 31, 2012 and 2011, we paid $0 and $89,000, respectively, related to this swap, which is included in interest expense.

Subsequent Events

          Except as otherwise disclosed in this Quarterly Report, we did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. REAL ESTATE ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

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

          Alpharetta Commons – On July 29, 2011, we completed the acquisition of Alpharetta Commons, a 94,544 square foot grocery-anchored neighborhood shopping center located in the Alpharetta submarket of Atlanta, Georgia. The property was built in 1997 and was 100% leased on the acquisition date. The anchor tenant is Publix, a regional supermarket, with the remaining tenants comprised primarily of local and regional convenience retailers. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our Facility and a mortgage loan of $12.5 million.

Pro Forma Results

          Included in our consolidated statements of operations for the three months ended March 31, 2012 are revenues of $1.2 million and net loss of $96,000 related to the operations of The Market at Lake Houston, Brookwood Village and Alpharetta Commons beginning on the respective dates of acquisition. The table below presents our pro forma results of operations for the three months ended March 31, 2011, assuming that we acquired the above properties on January 1, 2011 (in thousands):

		Pro forma adjustments to historical results
	Historical results	Market at Lake Houston	Brookwood Village	Alpharetta Commons	Pro forma results
Total revenues	$8,451	$315	$233	$377	$9,376
Net income available to stockholders	$1,336	$(26)	$53	$8	$1,371

Dispositions and Discontinued Operations

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

          We did not dispose of any of our properties during the three months ended March 31, 2012. During 2011, we sold two non-core, single-tenant properties to a third party. The following table is a summary of our discontinued operations for the three months ended March 31, 2012, and 2011 (in thousands, except for per share data):

	Three months ended March 31,
	2012	2011
Revenues:
Rental income from operating leases	$—	$83
Total revenues	—	83

Expenses:
Property expense	—	1
Legal and professional	—	18
Depreciation and amortization	—	7
Total expenses	—	26

Operating income	—	57

Other income (expense):
Interest and other income	—	4

Income from discontinued operations, net of tax	$—	$61
Basic and diluted income from discontinued operations per share	$—	$—

4. INVESTMENTS IN ADVISED FUNDS

          As of March 31, 2012, our Advised Funds included five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

High Net Worth Investment Funds

          Our five high net worth investment funds are limited partnerships, wherein each of the partnerships, the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 3.0%. As a sponsor of our Advised Funds, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, the general partner begins sharing in the available cash flow at various promoted levels.

          AIGF – AIGC, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIGF. We own a 2.0% limited partner interest in AIGF, which is currently in liquidation. Pursuant to the AIGF limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and AIGC as, if and when the annual return thresholds have been achieved by the limited partners. As of March 31, 2012, we believe that the fair value of the remaining AIGF assets approximates its obligations. Therefore, we do not expect any further distributions to be made to the AIGF limited partners.

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

          MIG II – MIGC II, our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own a 1.6% limited partner interest in MIG II. MIG II was originally scheduled to begin 10 liquidation in March 2011; however, the liquidation has been extended to March 2013, pursuant to the approval of a majority of the limited partners. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

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

          MIG IV – MIGC IV, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own a 1.6% limited partner interest in MIG IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

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

          AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, L.P. was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. We now hold a 10% interest in the Woodlake Pointe Shopping Center.

          AmREIT SPF Shadow Creek, L.P. – In 2009, we acquired a 10% investment in AmREIT SPF Shadow Creek, L.P., which was formed to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000, which were recorded as an other-than-temporary impairment.

5. ACQUIRED LEASE INTANGIBLES

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

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of March 31, 2012, and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Acquired lease intangible assets:
In-place leases	$22,307	$22,720
In-place leases – accumulated amortization	(13,146)	(12,978)
Above-market leases	2,187	2,247
Above-market leases – accumulated amortization	(1,814)	(1,850)
Acquired leases intangibles, net	$9,534	$10,139

Acquired lease intangible liabilities:
Below-market leases	$4,597	$4,623
Below-market leases – accumulated amortization	(2,654)	(2,602)
Acquired below-market lease intangibles, net	$1,943	$2,021

Income Statement Presentation

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the three months ended March 31, 2012, and 2011 (in thousands):

	Presentation	2012	2011
In-place leases	amortization expense	$581	$314
Above-market leases	reduction of rental income	$24	$11
Below-market leases	increase in rental income	$78	$61

6. FAIR VALUE MEASUREMENTS

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

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2012, and December 31, 2011 (in thousands):

March 31, 2012	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Fixed-rate notes payable	$—	$157,811	$—

December 31, 2011	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Fixed-rate notes payable	$—	$150,839	$—

Notes Receivable

          During 2010, we recorded an impairment of $1.3 million on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. As of March 31, 2012, and December 31, 2011, the fair value of the note was $3.3 million and was determined by calculating an average, per-acre price of vacant tracts of land recently sold near Downtown Dallas, Texas. We have concluded that our valuation of the seller-financing note is classified in Level 2 of the fair value hierarchy.

Notes Payable

          Our notes payable consist of both variable-rate and fixed-rate notes. The fair values of the variable-rate notes, including the Facility, approximate their carrying values. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

7. NOTES PAYABLE

          Our outstanding debt as of March 31, 2012, and December 31, 2011, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Fixed-rate mortgage loans	$148,495	$141,373
Variable-rate secured line of credit	18,695	19,345
Variable-rate secured loans	36,915	40,940
Total	$204,105	$201,658

          Our $25.0 million Facility, which is available to us for the acquisition of properties and for working capital, is our primary source of additional credit. As of March 31, 2012, we had $18.7 million outstanding under the Facility with $6.0 million of future availability. The Facility’s borrowing base is determined based on the properties that are pledged as security, and it contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our shareholders. The Facility bears interest at LIBOR plus a spread of 3.50%, with a floor of 4.75% and matures on June 30, 2013. As of March 31, 2012, the interest rate was 4.75%, and we were in compliance with all covenants.

          In February 2012, we refinanced the mortgage on our Brookwood Village property with a 10-year note that bears interest at 5.4%. In March 2012, we procured $3.5 million of long-term financing on one of our single-tenant properties located in Houston, Texas.

          As of March 31, 2012, the weighted average interest rate on our fixed-rate debt was 5.07%, and the weighted average remaining life of such debt was 4.3 years.

8. EARNINGS PER SHARE

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

          The following table provides a reconciliation of net income from continuing operations and the number of common shares used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended March 31,
	2012	2011
Continuing Operations
Income from continuing operations attributable to common stockholders	$1,257	$1,275
Less: Dividends attributable to unvested restricted stockholders	(47)	(41)
Basic and Diluted — Income from continuing operations	1,210	1,234
Discontinued Operations
Basic and Diluted — Income from discontinued operations	—	61
Net income attributable to common stockholders after allocation to participating securities	$1,210	$1,295
Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	22,747	22,729
Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.05	$0.06
Income from discontinued operations attributable to common stockholders	$—	$—
Net income attributable to common stockholders	$0.05	$0.06

(1)	Weighted average shares outstanding do not include unvested restricted shares totaling 467 and 413 for the three months ended March 31, 2012 and 2011, respectively.

9. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock

          Our charter authorizes us to issue 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock with a par value of $0.01 per share and 50,000,000 shares of capital stock are designated as preferred stock with a par value of $0.01 per share. As of March 31, 2012 and December 31, 2011, there were 23,308,007 and 23,197,917 shares of our common stock issued and outstanding, respectively. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

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

          The following table presents restricted share activity during the three months ended March 31, 2012 and 2011:

	2012		2011
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	414,399	$8.93	431,175	$8.78
Granted	117,100	6.75	70,900	9.50
Vested	(64,625)	8.26	(86,525)	8.28
Forfeited	—	—	(2,928)	8.52
End of period	466,874	$8.47	412,622	$9.01

          The total grant date fair value of shares vested during the three months ended March 31, 2012 and 2011 was $534,000 and $716,000 respectively. Total compensation cost recognized related to restricted shares during the three months ended March 31, 2012 and 2011, was $144,000 and $132,000, respectively. As of March 31, 2012, total unrecognized compensation cost related to restricted shares was $3.3 million, and the weighted average period over which we expect this cost to be recognized is 4.3 years.

10. RELATED PARTY TRANSACTIONS

          See Note 4 regarding investments in our Advised Funds and Note 2 regarding notes receivable from affiliates.

          The table below details our income and administrative cost reimbursements from the Advised Funds for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Real estate fee income(1)	$918	$559
Asset management fee income(2)	155	370
Construction management fee income(3)	58	72
Advisory services income - related party	$1,131	$1,001
Reimbursements of administrative costs	$211	$196

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

(3)	We earn construction management fees by managing construction and tenant build-out projects on behalf of our Advised Funds.

          See Note 3 for a discussion of our acquisition of The Market at Lake Houston.

11. CONCENTRATIONS

          As of March 31, 2012, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas, and MacArthur Park in Dallas, Texas, which accounted for 19% and 15% of total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 19 of our properties are located in the Houston metropolitan area. These Houston properties represent 62.2% and 66.3% of our rental income for the three months ended March 31, 2012 and 2011, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by our top tenants for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Kroger	$529	$529
Landry’s Seafood House(1)	318	257
CVS/pharmacy(2)	306	230
H-E-B(3)	277	106
Publix(4)	195	—
Hard Rock Café	124	124
TGI Friday’s	113	113
The Container Store(5)	112	—
Champps Americana	106	106
Golden Corral	105	105
	$2,185	$1,570

(1)	In 2012, Landry’s Seafood House purchased two companies with whom we had existing leases.
(2)	We obtained an additional CVS/Pharmacy anchor tenant with the Brookwood Village acquisition in May 2011.
(3)	H-E-B, a regional grocer, is the anchor tenant at The Market at Lake Houston, which was acquired in February 2011.
(4)	Publix, a regional supermarket, is the anchor tenant at Alpharetta Commons, which was acquired in July 2011.
(5)	Rent commenced on a new lease with The Container Store in Houston, Texas in November 2011.

12. COMMITMENTS AND CONTINGENCIES

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

13. SEGMENT REPORTING

          We assess our business based upon the nature of operations. Our reportable segments presented are our portfolio segment and our advisory services segment, which includes our real estate operating and development business and our Advised Funds, which are segments where separate financial information is both available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. However, this operating performance data might not be indicative of what a third party would assess or evaluate for purposes of determining fair value of our segments.

Portfolio Segment

          Our portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

Advisory Services Segments

          Our advisory services segments consist of our real estate operating and development business as well as our Advised Funds. The real estate operating and development business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our portfolio and Advised Funds. Our Advised Funds consist of five high net worth investment funds that have sold limited partnership interests to retail investors to develop, own, manage and add value to properties with an average holding period of two to four years and three joint ventures with institutional investors.

          Segment results for the three months ended March 31, 2012 and 2011, are as follows (in thousands):

		Advisory Services
For the three months ended March 31, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$8,885	$44	$—	$8,929
Advisory services income - related party	—	976	155	1,131
Total revenue	8,885	1,020	155	10,060

General and administrative	407	1,049	28	1,484
Property expense	2,213	—	—	2,213
Legal and professional	197	23	1	221
Real estate commissions	1	85	—	86
Depreciation and amortization	2,221	6	—	2,227
Total expenses	5,039	1,163	29	6,231

Interest expense	(2,634)	—	—	(2,634)
Other income/(expense)	97	1	(36)	62
Income (loss) from continuing operations	$1,309	$(142)	$90	$1,257

		Advisory Services
For the three months ended March 31, 2011	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$7,406	$44	$—	$7,450
Advisory services income - related party	—	631	370	1,001
Total revenue	7,406	675	370	8,451

General and administrative	392	858	34	1,284
Property expense	1,719	8	—	1,727
Legal and professional	241	14	1	256
Real estate commissions	2	27	—	29
Acquisition costs	40	—	—	40
Depreciation and amortization	1,634	6	—	1,640
Total expenses	4,028	913	35	4,976

Interest expense	(2,203)	—	—	(2,203)
Other income/(expense)	141	21	(159)	3
Income (loss) from continuing operations	$1,316	$(217)	$176	$1,275

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

          The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our 2011 consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011. Historical results and trends that appear should not be taken as indicative of future operations.

EXECUTIVE OVERVIEW

Our Company

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 28-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. As part of our ongoing investment strategy, we expanded our presence in Atlanta, Georgia with the acquisition of two multi-tenant properties in 2011. We intend to continue to acquire additional properties within the above markets, or other U.S. cities, that exhibit comparable population, affluence and growth characteristics. We generally seek to invest in properties that possess the following attributes, which we refer to collectively as our “5Ds”:

•	Demographic purchasing power – average household incomes within a one-mile radius of $100,000 or more resulting in an affluent population with substantial disposable income;

•	Density of population – 45,000 or more households within a three-mile radius and additional retail drivers such as favorable daytime employment population, tourism and regional draws;

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

Our Portfolio

          As of March 31, 2012, our portfolio consisted of 29 wholly-owned properties with approximately 1.2 million square feet of GLA, which were approximately 96% leased with a weighted average remaining lease term of 5.2 years. Our neighborhood and community shopping centers accounted for approximately 89% of our GLA and 91% of our annualized base rent as of March 31, 2012. Our single-tenant retail properties only comprised 11% of our GLA and 9% of our annualized base rent.

Our Advisory Services

          Advised Funds– As of March 31, 2012, our Advised Funds included five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. We have formed, invested in and managed 20 advised funds over the past 28 years that have led to the acquisition, development and redevelopment of 29 million square feet of GLA of retail properties throughout the United States.

          As the sole owner of the general partner of each of the five high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our core markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth Advised Funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of the date of this Quarterly Report, our Advised Funds held all or a portion of the ownership interests in 18 properties with approximately 2.2 million square feet of GLA and an undepreciated book value of over $451 million.

          Real Estate Operating and Development Business– Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly-owned properties as well as the properties held by our Advised Funds. By employing our own real estate team, we are able to provide all services to our properties in-house and maintain secure relationships with our tenants. Our real estate operating and development business is held under our taxable REIT subsidiary, ARIC. ARIC generates brokerage, leasing, construction management, development and property management fee income.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2012, to the three months ended March 31, 2011

          Below are the results of operations for the three months ended March 31, 2012 and 2011 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without brackets while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with brackets. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since January 1, 2011. As of March 31, 2012, our portfolio was comprised of 29 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA, compared to a portfolio that was comprised of 29 wholly-owned properties with an aggregate of approximately 1.1 million square feet of GLA as of March 31, 2011. During the year ended December 31, 2011, we sold certain non-core, single-tenant properties, the results for which are presented in income from discontinued operations, and we acquired three neighborhood shopping centers.

	Three months ended March 31,
	2012	2011	Change $	Change %
Same store properties (26 properties)
Rental income (1)	$5,773	$5,571	$202	4%
Recovery income (1)	1,871	1,597	274	17%
Percentage rent (1)	32	10	22	220%
Less:
Property expenses	2,073	1,701	(372)	(22)%
Same store net operating income	5,603	5,477	126	2%
Non-same store properties (3 properties)
Rental income (1)	900	151	749	496%
Recovery income (1)	242	39	203	521%
Less:
Property expenses	215	32	(183)	(572)%
Non-same store net operating income	927	158	769	487%
Total net operating income(2)	6,530	5,635	895	16%
Other revenues (see further detail below):	1,416	1,241	175	14%
Less other expenses (see further detail below):	6,689	5,601	(1,088)	(19)%

Income (loss) from continuing operations	1,257	1,275	(18)	(1)%
Income from discontinued operations	—	61	(61)	(100)%
Net income attributable to AmREIT stockholders	$1,257	$1,336	$(79)	(6)%

Other data
Funds from operations(3)	$3,627	$3,110	$517	17%
Number of properties at end of period	29	29	—	—
Percent leased at end of period(4)	96%	93%	n/a	3%
Distributions per share	$0.10	$0.10	$—	—

(1)

Rental income from operating leases is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended March 31, 2012 and 2011, rental income from operating leases was $8,929 and $7,450, respectively.

(2)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Net Operating Income” below.

(3)

For a reconciliation of FFO to net income, and a statement disclosing the reasons why our management believes that presentation of FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO, see “Funds From Operations” below.

(4)	Percent leased is calculated as (i) GLA under commenced leases as of March 31, 2012, divided by (ii) total GLA, expressed as a percentage.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased by $202,000, or 4%, on a same store basis to $5.8 million for the three months ended March 31, 2012, as compared to $5.6 million for the same period in 2011. Of this increase, $99,000 was driven by an increase in average occupancy percentage, and $103,000 was driven by an increase in average rental rates.

•

Recovery income. Recovery income increased by $274,000, or 17%, on a same store basis to $1.9 million for the three months ended March 31, 2012, as compared to $1.6 million for the same period in 2011. This increase is due to a new lease with a national tenant at one of our single tenant properties as well as lower property tax recoveries in 2011 resulting from a favorable property tax refund received during 2011 and passed along to our tenants at our MacArthur Park property.

•

Property expenses. Property expenses increased by $372,000, or 22%, on a same store basis to $2.1 million for the three months ended March 31, 2012, as compared to $1.7 million for the same period in 2011. This same store increase is attributable to an increase in bad debt expense recorded during 2012 as we continue to monitor collectability of our tenant receivables and to lower property taxes in 2011 resulting from a favorable property tax refund received at our MacArthur Park property.

Non-same Store Properties – Property revenues and Property expenses.

          Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions of The Market at Lake Houston (February 25, 2011), Brookwood Village (May 10, 2011) and Alpharetta Commons (July 29, 2011) whose results of operations have been recorded in the consolidated statements of operations from the date of acquisition.

Other Revenues:

          Overall, other revenues increased by $175,000, or 14%, to $1.4 million for the three months ended March 31, 2012, as compared to $1.2 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Three months ended March 31,
	2012	2011	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$111	$82	$29	35%
Advisory services income - related party:
Real estate fee income - related party	918	559	359	64%
Asset management fee income - related party	155	370	(215)	(58)%
Construction management fee income - related party	58	72	(14)	(19)%
Total advisory services income - related party	1,131	1,001	130	13%
Interest and other income	102	128	(26)	(20)%
Interest and other income - related party	72	30	42	140%
Total other revenues	$1,416	$1,241	$175	14%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

•

Real estate fee income – related party. Real estate fee income – related party increased by $359,000, or 64%, to $918,000 for the three months ended March 31, 2012, as compared to $559,000 for the same period in 2011. This increase is primarily attributable to disposition fees earned upon the sale of a land parcel and increased development fees during 2012 at properties that we manage for our Advised Funds.

•

Asset management fee income– related party. Asset management fee income – related party decreased by $215,000, or 58%, to $155,000 for the three months ended March 31, 2012, as compared to $370,000 for the same period in 2011. Our asset management fees are calculated based upon the net equity raised in the Advised Funds that we manage. Through a combination of property sales in our Advised Funds, and we as the general partner voluntarily reducing the asset management fees in response to the past economic recession, our asset management fee income – related party has decreased since the first quarter of 2011.

Other Expenses:

          Overall, other expenses increased by $1.1 million, or 19%, to $6.7 million for the three months ended March 31, 2012, as compared to $5.6 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Three months ended March 31,
	2012	2011	Change $	Change %
Straight-line bad debt recoveries(1)	$(75)	$(6)	$69	*
General and administrative	1,484	1,284	(200)	(16)%
Legal and professional	221	256	35	14%
Real estate commissions	86	29	(57)	(197)%
Acquisition costs	—	40	40	100%
Depreciation and amortization	2,227	1,640	(587)	(36)%
Loss from Advised Funds	36	104	68	65%
Income tax expense for taxable REIT subsidiary	76	51	(25)	(49)%
Interest expense	2,634	2,203	(431)	(20)%
Total other expenses	$6,689	$5,601	$(1,088)	(19)%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries increased by $69,000 to $75,000 for the three months ended March 31, 2012, as compared to $6,000 for the same period in 2011. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. We previously recorded a reserve against the accrued rent balances due from certain of our tenants that we believed may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of such rents as well as a stabilizing economy. An additional portion of the reserve was reversed in 2012 as certain tenants with accrued rent balances showed signs of improvement in their business, and we determined that the reserve was no longer needed.

•

General and administrative. General and administrative expense increased by $200,000, or 16%, to $1.5 million for the three months ended March 31, 2012, as compared to $1.3 million for the same period in 2011. This increase was due to changes in estimates to our annual performance compensation as well as due to increased marketing costs associated with our continued efforts to brand our company through an improved website and other media. We expect our salary and performance compensation costs for the year ended December 31, 2012 to be comparable to those for the year ended December 31, 2011.

•

Depreciation and amortization. Depreciation and amortization expense increased by approximately $587,000, or 36%, to $2.2 million for the three months ended March 31, 2012, as compared to $1.6 million for the same period in 2011. This increase is primarily attributable to the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011.

•

Interest Expense. Interest expense increased by $431,000, or 20%, to $2.6 million for the three months ended March 31, 2012, as compared to $2.2 million for the same period in 2011. This increase was due to increased borrowings associated with the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011.

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

          The table below details our FFO reconciliation to net income for the periods presented (in thousands).

	Three months ended March 31,
	2012	2011(1)
Net income	$1,257	$1,336
Add:
Depreciation of real estate assets - from operations	2,213	1,615
Depreciation of real estate assets - from discontinued operations	—	7
Depreciation of real estate assets for nonconsolidated affiliates	157	152
Total FFO available to stockholders	$3,627	$3,110

(1)	Net income for the three months ended March 31, 2011, includes acquisition costs of $40 incurred in connection with the acquisition of The Market at Lake Houston.

NET OPERATING INCOME

          We believe that NOI is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income, percentage rent, excluding straight-line rental income and amortization of acquired above-and below-market rents) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line rent bad debt expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

          We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as a supplemental measure of our financial performance. The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended March 31,
	2012	2011

Net income	$1,257	$1,336
Adjustments to Add/(Deduct):
Amortization of straight-line rents and above/below-market rents(1)	(111)	(82)
Advisory services income - related party	(1,131)	(1,001)
Interest and other income	(102)	(128)
Interest and other income - related party	(72)	(30)
Straight-line rent bad debt recoveries(2)	(75)	(6)
General and administrative	1,484	1,284
Legal and professional	221	256
Real estate commissions	86	29
Acquisition costs	—	40
Depreciation and amortization	2,227	1,640
Loss from Advised Funds	36	104
Income tax expense for taxable REIT subsidiary	76	51
Interest expense	2,634	2,203
Income from discontinued operations	—	(61)
Net operating income	$6,530	$5,635

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
(2)	Included in property expense on our consolidated statements of operations.

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

          We may utilize several other forms of capital for funding our long-term liquidity requirements, including proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures.

          As of March 31, 2012, we had $946,000 of available cash on hand, and we had $6.0 million available under our Facility for the acquisition of properties and for working capital needs. We anticipate that cash on hand, cash flows from operating activities and cash available under the Facility will be sufficient to meet our short-term liquidity needs.

          We intend to maintain a financially disciplined and conservative capital structure. As of March 31, 2012, approximately 73% of our debt was fixed, long-term mortgage financing, and our ratio of debt to gross book assets was 54%. As of March 31, 2012, we had $18.7 million outstanding on our Facility. The Facility’s maturity date is June 30, 2013, and its borrowing base is determined based on the properties that are pledged as security. The Facility contains covenants applicable to those pledged properties which, among other restrictions, require us to maintain a minimum net worth and, in certain cases of the occurrence of default, limit distributions to our stockholders. As of March 31, 2012, we were in compliance with all covenants.

          We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible public offerings of our common stock in order to provide us with significant financial flexibility and to fund future growth.

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

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, funds from operations and prospects. The United States has undergone a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. Additionally, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2012 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until sufficient cash resources are available.

          We believe our current cash flows from operations, coupled with our Facility are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. We have an option to extend the maturity of our $16.6 million mortgage on our MacArthur Park property due in December 2012 for an additional twelve months. This represents the only debt maturing within the next 12 months.

Comparison of Cash Flows for the Three Months Ended March 31, 2012 and 2011

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2012 and 2011, are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Operating activities	$1,507	$2,659
Investing activities	$(1,595)	$4,032
Financing activities	$(16)	$(6,637)

          Operating Activities. The primary driver of the decrease in operating cash flows was a decrease in cash inflows from receivables of $1.2 million resulting from the receipt of escrow deposits in the first quarter of 2011 associated with debt refinancing closed in 2010. We refinanced two of our neighborhood and community shopping centers in December 2010 and received full reimbursement of our escrow accounts in January 2011.

          Investing Activities. The primary driver of the decrease from cash inflows from investing activities in the first quarter of 2011 to cash outflows in the first quarter of 2012 was a decrease of $9.4 million in cash received from deposits held by a qualified intermediary. This decrease was partially offset by a $4.7 million reduction of cash outflows used for the acquisition of The Market at Lake Houston.

          Financing Activities. The primary driver of the decrease in cash outflows from financing activities was an increase in proceeds from notes payable resulting from the financing of one of our single-tenant properties in March 2012 and an increase in draws from the Facility.

Off-Balance Sheet Arrangements

          As of March 31, 2012, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 4 of the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 2 of the Notes to Consolidated Financial Statements.

Contractual Obligations

          As of March 31, 2012, we had the following contractual debt obligations, in thousands (see also Note 7 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2012	2013	2014	2015	2016	Thereafter	Total

The Facility	$—	$18,695	$—	$—	$—	$—	$18,695
Secured debt (1)	17,211	11,304	1,565	52,037	68,435	34,450	185,002
Interest (2)	6,919	8,633	7,718	6,245	2,408	8,920	40,843
Non-cancelable operating lease payments	118	—	—	—	—	—	118
Total contractual obligations	$24,248	$38,632	$9,283	$58,282	$70,843	$43,370	$244,658

(1)

Secured debt as shown above is $408 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

(2)

Interest expense includes our interest obligations on the Facility as well as all secured debt. The Facility is a variable-rate debt instrument, and the outstanding balance fluctuates throughout the year based on our liquidity needs. This table assumes that the outstanding balance of $18,695 and the interest rate as of March 31, 2012, of 4.75% remain constant through maturity. We also have variable-rate mortgage loans. This table assumes the total balance of $39,915 and the interest rates as of March 31, 2012, between 3.25% and 5.50%, remain constant through maturity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2012. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the Securities and Exchange Commission.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Our shares are no longer actively traded on an exchange. We do not currently have a public stock buy back program in place. However, in January 2012, our Board of Directors authorized a redemption of 7,010 shares at $5.10 per share for a total of $35,751.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. MINE SAFETY DISCLOSURES.

          Not applicable.

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

AmREIT, Inc.

(registrant)

Date: April 27, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: April 27, 2012	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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