Form 10-K/A
period 2011-12-31
AmREIT, Inc.
filed 2012-05-18
CIK 1397807

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

Registrant's telephone number, including area code: (713) 850-1400

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

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the year ended December 31, 2011, initially filed on March 5, 2012 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A to our Form 10-K (“Amendment No. 1”) solely to furnish a complete Interactive Data File as Exhibit 101 to the Form 10-K, as required by Rule 405 of Regulation S-T. In the previously-furnished Interactive Data File, Financial Statement Schedule III – Consolidated Real Estate Owned and Accumulated Depreciation was not included in the Interactive Data File.

Except as described above, no other revisions are being made to the Form 10-K. This Amendment No. 1 does not update or modify the disclosure contained in the Form 10-K in any way other than as required to reflect the exhibit discussed above and does not reflect events occurring after the March 5, 2012 filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule
Schedule III – Consolidated Real Estate Owned and Accumulated Depreciation

(b)		Exhibits

2.1		Amended and Restated Agreement and Plan of Merger among REITPlus, Inc. REITPlus Advisors, Inc. and AmREIT (incorporated by reference to Annex D to Amendment No. 5 to the Company’s Registration Statement on Form S-4, filed on October 8, 2009).

3.1		Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 Amendment No. 3 to the Company’s Registration Statement on Form S-4, filed on September 9, 2009).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 3, 2010).

10.1		Revolving Line of Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2009).

10.2		First Modification of Note, Deeds of Trust and Other Loan Agreements with Amegy Mortgage Capital, dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010).

10.3†		Executive Employment Agreement with H. Kerr Taylor, dated as of March 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.4†		Executive Employment Agreement with Chad C. Braun dated as of March 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.5†		Executive Employment Agreement with Tenel H. Tayar, dated as of March 29, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.6†		Employment Agreement with Charles A. Scoville dated as of March 29, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.7†		Employment Agreement with Brett Treadwell dated as of March 29, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.8†		AmREIT, Inc. 1999 Flexible Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement for its 1999 Annual Meeting of Stockholders, filed April, 30, 1999).

10.9		Promissory Note dated as of June 1, 2005 by and between AmREIT Uptown Park, LP and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.10	Deed of Trust and Security Agreement dated as of June 1, 2005 by and between AmREIT Uptown Park, LP and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.11	Loan Agreement dated as of May 22, 2006 by and between AmREIT Riverwalk, LP and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.12	Form of Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.14	Deed of Trust and Security Agreement dated as of December 9, 2005 by and between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.15	Promissory Note dated as of December 12, 2005 by and between AmREIT Lake Houston, LP and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.16	Assumption Agreement dated as of February 25, 2011 by and between AmREIT Lake Houston, LP and U.S. Bank National Association as Trustee for Morgan Stanley Mortgage Capital I Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.17	Promissory Note dated as of December 29, 2010 by and between AmREIT Plaza in the Park, LP and MetLife Bank, N.A. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.18	Deed of Trust, Security Agreement and Fixture Filing dated as of December 29, 2010 by and between AmREIT Plaza in the Park, LP and MetLife Bank, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

21.1+	Subsidiaries of the Company.

31.1+	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2+	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1+	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document***
101.SCH**	XBRL Taxonomy Extension Schema Document***
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document***

† Denotes a management contract or compensatory plan or arrangement.

+ These exhibits were previously filed or furnished with the Company’s Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 5, 2012.

* Filed herewith

** Furnished herewith

***Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Notes to the Consolidated Financial Statements and (vi) Financial Statement Schedule III.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT, Inc.

By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Date: May 18, 2012