Form 10-Q
period 2012-06-30
AmREIT, Inc.
filed 2012-08-09
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-35609

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2012
Class A Common Stock, $0.01 par value	11,661,563 shares
Class B Common Stock, $0.01 par value	3,962,498 shares

i

DEFINITIONS

          As used in this Quarterly Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “AmREIT,” “we,” “us” and “our” refer to AmREIT, Inc., its predecessors and consolidated subsidiaries, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

2012 Offering

Our underwritten public offering completed on August 1, 2012 in which we sold 3,650,000 shares of Class B common stock (excluding 547,500 shares of Class B common stock that may be purchased within 30 days of the offering by the underwriters as an overallotment option).

$25.0 million Facility

Our $25.0 million secured credit facility as specified in our Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009 and repaid in full on August 1, 2012 and terminated on August 3, 2012.

$75.0 million Facility	Our $75.0 million secured credit facility as specified in our Revolving Credit Agreement with PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated August 3, 2012.

Advised Funds

Collectively, our varying minority ownership interests in five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

AIGC	AmREIT Income and Growth Corporation, general partner of AIGF.

AIGF	AmREIT Income and Growth Fund, Ltd.

AmREIT	AmREIT, Inc.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries.

Class A common stock	Shares of our Class A common stock, par value $0.01, which were previously designated “common stock,” and which are not listed on a national securities exchange.

Class B common stock	Shares of our Class B common stock, par value $0.01, a new class of common stock created in connection with our 2012 Offering, which is listed on the NYSE under the symbol “AMRE.”

EPS	Earnings per share.

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

ii

NOI

Net operating income, defined as operating revenues (rental income, tenant recovery income, percentage rent, excluding straight-line rental income and amortization of acquired above- and below-market rents) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line rent bad debt expense).

NYSE	New York Stock Exchange.

OCI	Other comprehensive income.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2012.

REIT	Real estate investment trust.

SEC	Securities and Exchange Commission.

SDAT	State Department of Assessments and Taxation of Maryland

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$138,404	$138,404
Buildings	172,581	172,146
Tenant improvements	16,078	14,483
	327,063	325,033
Less accumulated depreciation and amortization	(36,702)	(33,865)
	290,361	291,168

Acquired lease intangibles, net	9,025	10,139
Investments in Advised Funds	8,162	8,322
Net real estate investments	307,548	309,629

Cash and cash equivalents	1,104	1,050
Tenant and accounts receivable, net	3,988	4,340
Accounts receivable - related party, net	1,223	645
Notes receivable, net	2,614	3,412
Notes receivable - related party, net	8,276	6,513
Deferred costs, net	3,017	2,887
Other assets	3,187	2,134
TOTAL ASSETS	$330,957	$330,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$204,953	$201,658
Accounts payable and other liabilities	6,926	8,007
Acquired below-market lease intangibles, net	1,871	2,021
TOTAL LIABILITIES	213,750	211,686

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 11,653,140 and 11,598,959 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	117	116
Capital in excess of par value	192,246	192,005
Accumulated distributions in excess of earnings	(75,156)	(73,197)
TOTAL STOCKHOLDERS’ EQUITY	117,207	118,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,957	$330,610

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$8,976	$7,846	$17,905	$15,296
Advisory services income - related party	885	1,112	2,016	2,113
Lease termination fee income	—	109	—	109
Total revenues	9,861	9,067	19,921	17,518

Expenses:
General and administrative	1,558	1,426	3,042	2,710
Property expense	2,199	1,950	4,412	3,677
Legal and professional	229	267	450	522
Real estate commissions	53	157	139	186
Acquisition costs	—	75	—	115
Depreciation and amortization	2,120	2,308	4,347	3,948
Impairment recovery - notes receivable	(229)	—	(229)	—
Total expenses	5,930	6,183	12,161	11,158

Operating income	3,931	2,884	7,760	6,360

Other income (expense):
Interest and other income	135	129	237	257
Interest and other income - related party	85	31	157	61
Loss from Advised Funds	(66)	(146)	(102)	(250)
Income tax expense	(44)	(3)	(120)	(54)
Interest expense	(2,595)	(2,415)	(5,229)	(4,618)

Income from continuing operations	1,446	480	2,703	1,756

Income from discontinued operations, net of taxes	—	86	—	146

Net income	$1,446	$566	$2,703	$1,902

Net income per share of common stock - basic and diluted
Income before discontinued operations	$0.12	$0.04	$0.23	$0.15
Income from discontinued operations	$—	$0.01	$—	$0.01
Net income	$0.12	$0.05	$0.23	$0.16

Weighted average shares of common stock used to compute net income per share, basic and diluted	11,420	11,386	11,406	11,375

Distributions per share of common stock	$0.20	$0.20	$0.40	$0.40

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2012
(in thousands)
(unaudited)

	Class A Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total

Balance at December 31, 2011	$116	$192,005	$(73,197)	$118,924
Net income	—	—	2,703	2,703
Deferred compensation	—	(790)	—	(790)
Issuance of shares of common stock for deferred compensation	1	789	—	790
Amortization of deferred compensation	—	287	—	287
Retirement of AmREIT common shares	—	(45)	—	(45)
Distributions	—	—	(4,662)	(4,662)
Balance at June 30, 2012	$117	$192,246	$(75,156)	$117,207

See Notes to Consolidated Financial Statements.

AMREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,703	$1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment (recovery) - notes receivable	(229)	—
Bad debt expense (recoveries)	8	(186)
Loss from Advised Funds	102	250
Cash receipts for related party fees	23	13
Depreciation and amortization	4,368	4,093
Amortization of deferred compensation	287	274
Decrease in tenant and accounts receivable	270	1,968
Increase in accounts receivable - related party	(1,246)	(323)
Increase in other assets	(1,120)	(1,296)
Decrease in accounts payable and other liabilities	(1,081)	(1,140)
Net cash provided by operating activities	4,085	5,555

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(2,586)	(1,100)
Net cash paid for acquisition of investment properties	—	(15,204)
Additions to furniture, fixtures and equipment	(11)	(14)
Notes receivable collections	1,101	—
Investments in and advances to Advised Funds	(1,135)	(694)
Distributions and payments from Advised Funds	75	1,016
Cash received from qualified intermediary	—	9,370
Net cash used in investing activities	(2,556)	(6,626)

Cash flows from financing activities:
Proceeds from notes payable	11,600	21,309
Payments of notes payable	(8,243)	(14,850)
Payments for financing costs	(125)	(121)
Retirement of shares of common stock	(45)	—
Common dividends paid	(4,662)	(4,638)
Net cash provided by (used in) financing activities	(1,475)	1,700

Net increase in cash and cash equivalents	54	629
Cash and cash equivalents, beginning of period	1,050	655
Cash and cash equivalents, end of period	$1,104	$1,284

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$5,142	$4,278
Taxes	$246	$562

Deferred compensation recorded upon issuance of restricted shares of common stock	$790	$762

Reclassification of tenant and accounts receivable to notes receivable	$101	$—

Reclassification of accounts receivable - related party to notes receivable - related party	$668	$—

Assumption of debt associated with the acquisition of The Market at Lake Houston	$—	$15,675

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively our core markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our core markets. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

          As of June 30, 2012, our portfolio consisted of 29 wholly-owned properties with 1.2 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of June 30, 2012, our Advised Funds held 18 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of and for the three and six months ended June 30, 2012 and 2011, are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2012, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

Use of Estimates

          The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

          We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

Financial Instruments

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short term nature of the instruments and/or due to recent impairments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes and revolving line of credit approximate their carrying values. See Note 7 for further discussion of the fair value of our notes payable.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2012 and 2011, we recognized percentage rents of $32,000 and $10,000, respectively. Accrued rents are included in tenant and accounts receivable, net.

          Lease termination income – We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We recognized lease termination fees of $0 and $109,000 during the six months ended June 30, 2012 and 2011, respectively.

          Advisory services income – related party – We provide various real estate services, including development, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. We also earn asset management fees from certain of the Advised Funds for facilitating the deployment of capital and for monitoring the real estate investments. Asset management fees are calculated as a percentage of equity under management. See Note 11 for a detail of our advisory services income – related party.

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. We did not capitalize any interest or taxes during the six months ended June 30, 2012 or 2011.

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

          Depreciation – Depreciation is computed using the straight-line method over an estimated useful life, generally, 39 to 50 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements. Leasehold estate properties, which are properties where we own the building and improvements but not the related ground, are amortized over the life of the lease.

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the six months ended June 30, 2012 or 2011.

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

	Six months ended June 30,
	2012	2011
Beginning balance	$1,780	$2,068
Additional reserves	197	326
Collections/reversals	(213)	(492)
Write-offs	(434)	(15)
Ending balance	$1,330	$1,887

Notes Receivable

          Included in notes receivable is a $2.5 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note matured unpaid on December 31, 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. Also during 2011, we entered into a new agreement with the borrower and extended the note to June 30, 2014. In May 2012, the borrower made a $1.0 million payment, and we recorded an impairment recovery of $229,000. The fair value of the underlying collateral now exceeds the note balance.

          Also included in notes receivable is $151,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of June 30, 2012 and December 31, 2011, we had an allowance for uncollectible notes receivable from tenants of $54,000 and $29,000, respectively. During the six months ended June 30, 2012 and 2011, we recorded bad debt expense related to tenant notes receivable of $27,000 and $5,000, respectively.

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

          The following is a summary of the notes receivable due from related parties (in thousands):

	June 30, 2012			December 31, 2011
Related Party	Face Amount	Reserve (1)	Carrying Amount	Face Amount	Reserve (1)	Carrying Amount
AIGF	$2,572	$(684)	$1,888	$2,488	$(619)	$1,869
MIG III	3,951	(359)	3,592	3,218	(356)	2,862
MIG IV	3,051	(255)	2,796	2,026	(244)	1,782
Total	$9,574	$(1,298)	$8,276	$7,732	$(1,219)	$6,513

(1)

A portion of these reserve balances represents the amount by which losses recognized on our equity investment in the entity exceeds our basis in the equity investment. GAAP provides that, to the extent that such an ‘excess loss’ exists and we have made an additional investment in the entity via a loan, that excess loss should be recorded as a reduction in the basis of the loan. Included in the reserve balances for the AIGF, MIG III and MIG IV loans are $55, $359 and $255 for such losses as of June 30, 2012, and $55, $356 and $244 for such losses as of December 31, 2011, respectively. We do not believe that these reserves are indicative of the ultimate collectability of these receivables.

Derivative Financial Instruments

          Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt and is immaterial to our consolidated financial statements. We do not use derivative financial instruments for trading or speculative purposes. GAAP requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income, or OCI, while the ineffective portion of the derivative’s change in fair value is recognized in the income statement. As the hedge transactions settle, gains and losses associated with the transaction are reclassified out of OCI and into earnings. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

          During the six months ended June 30, 2011, we had an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% hedging our variable-rate loan on our MacArthur Park property. The swap matured on December 1, 2011, and we do not have any derivative financial instruments as of June 30, 2012. We designated this interest rate swap as a cash flow hedge for financial reporting purposes and therefore recorded any changes in its fair value to OCI. The swap settled monthly with an amount paid to or received from our counterparty, which was recorded as an adjustment to interest expense. During the six months ended June 30, 2011, we paid $181,000 related to this swap, which is included in interest expense.

3. SUBSEQUENT EVENTS

          On July 23, 2012, we filed with the SDAT amendments to our charter that (i) renamed all of our currently outstanding shares of common stock, par value $0.01 to “Class A common stock,” (ii) effected a 1-for-2 reverse stock split of our Class A common stock, and (iii) changed the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we filed with the SDAT articles supplementary to our charter that created a new class of common stock, par value $0.01, entitled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. Each share of Class B common stock has the following rights:

•	the right to vote together with Class A common stockholders on all matters on which holders of our Class A and Class B common stock are entitled to vote;
•	one vote with respect to all matters voted upon by our Class A and Class B common stockholders;
•	the right to receive distributions equal to any distributions declared on our shares of Class A common stock; and
•	liquidation rights equal to the liquidation rights of each share of Class A common stock.

          Each of the articles of amendment and the articles supplementary were effective upon filing with the SDAT. All Class A share amounts and related per share data included in the consolidated financial statements and related footnotes have been presented as if the reverse stock split occurred at the beginning of the periods presented.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock in our 2012 Offering. In connection with our 2012 Offering, we simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received estimated net proceeds of $46.3 million, which were used to repay $45.3 million of mortgage debt, including the $25.0 million Facility discussed below. In addition, we issued 312,498 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period. Subsequent to our 2012 Offering we had a total of 15,624,061 shares of common stock outstanding as follows:

Shares of Class A common stock (adjusted for the one-for-two reverse stock split)	11,661,563
Shares of Class B common stock issued in connection with our 2012 Offering	3,650,000
Shares of restricted Class B common stock issued to officers and directors in connection with our 2012 Offering	312,498
Total shares of common stock outstanding subsequent to our 2012 Offering	15,624,061

          On August 1, 2012, we repaid the $25.0 million Facility, and on August 3 we terminated the $25.0 million Facility and entered into the $75.0 million Facility, $60.0 million of which is available to us based upon the value of our unencumbered asset pool. The $75.0 million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million. We expect to use the $75.0 million Facility for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75.0 million Facility bears interest at LIBOR plus a margin of 205.0 basis points to 275.0 basis points, depending on our leverage ratio, and matures in August 2015. The amount available for us to borrow under the $75.0 million Facility at any given time will be subject to the lesser of 55% of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of less than 1.50 to 1.0.

          Our ability to borrow under the $75.0 million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75.0 million Facility if we default on any of our other indebtedness that equals or exceeds $1.0 million, including any indebtedness we have guaranteed.

          We did not have any other subsequent events as of the date of this filing that impacted our consolidated financial statements.

4. REAL ESTATE ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions

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

          Brookwood Village – On May 10, 2011, we completed the acquisition of Brookwood Village, a 28,774 square foot pharmacy-anchored, neighborhood shopping center located in the Buckhead District of Atlanta, Georgia. The property was renovated in 2000 and was 96% leased on the acquisition date. The anchor tenant is CVS/pharmacy and other tenants include Sprint, FedEx/Kinko’s and Subway. We acquired the property for $10.6 million in cash using proceeds from our $25.0 million Facility.

          Alpharetta Commons – On July 29, 2011, we completed the acquisition of Alpharetta Commons, a 94,544 square foot grocery-anchored neighborhood shopping center located in the Alpharetta submarket of Atlanta, Georgia. The property was built in 1997 and was 100% leased on the acquisition date. The anchor tenant is Publix, a regional supermarket, with the remaining tenants comprised primarily of local and regional convenience retailers. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our $25.0 million Facility and a mortgage loan of $12.5 million.

Pro Forma Results of Acquisitions

          Included in our consolidated statements of operations for the three months ended June 30, 2011 are revenues of $130,000 and net loss of $77,000 related to the operations of Brookwood Village beginning on the date of acquisition. Included in our consolidated statements of operations for the six months ended June 30, 2011 are revenues of $855,000 and net loss of $241,000 related to the operations of The Market at Lake Houston and Brookwood Village beginning on the respective dates of acquisition. The table below presents our pro forma results of operations for the three and six months ended June 30, 2011, assuming that we acquired The Market at Lake Houston, Brookwood Village and Alpharetta Commons on January 1, 2011 (in thousands):

		Pro forma adjustments to historical results
	Historical results	Market at Lake Houston	Brookwood Village	Alpharetta Commons	Pro forma results
Three months ended June 30, 2011
Total revenues	$9,067	$—	$117	$377	$9,561
Net income available to stockholders	$566	$—	$15	$(105)	$476

Six months ended June 30, 2011
Total revenues	$17,518	$315	$350	$754	$18,937
Net income available to stockholders	$1,902	$(66)	$(23)	$(210)	$1,603

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

          We did not dispose of any of our properties during the six months ended June 30, 2012. During 2011, we sold two non-core, single-tenant properties to a third party. The following table is a summary of our discontinued operations for the three and six months ended June 30, 2012, and 2011 (in thousands, except for per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$—	$114	$—	$197
Total revenues	—	114	—	197

Expenses:
Property expense	—	—	—	1
Legal and professional	—	16	—	35
Depreciation and amortization	—	7	—	14
Total expenses	—	23	—	50

Operating income	—	91	—	147

Other income (expense):
Interest and other income	—	(5)	—	(1)

Income from discontinued operations, net of tax	$—	$86	$—	$146
Basic and diluted income from discontinued operations per share	$—	$0.01	$—	$0.01

5. INVESTMENTS IN ADVISED FUNDS

          As of June 30, 2012, our Advised Funds included five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

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

          AIGF – AIGC, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIGF. We own a 2.0% limited partner interest in AIGF, which is currently in liquidation. Pursuant to the AIGF limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to AIGC as, if and when the annual return thresholds have been achieved by the limited partners. As of June 30, 2012, we believe that the fair value of the remaining AIGF assets approximates its obligations. Therefore, we do not expect any further distributions to be made to the AIGF limited partners.

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

          The following table sets forth certain interest and sharing information for the AIGF, MIG, MIG II, MIG III and MIG IV Advised Funds:

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

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Acquired lease intangible assets:
In-place leases	$22,295	$22,720
In-place leases – accumulated amortization	(13,619)	(12,978)
Above-market leases	2,187	2,247
Above-market leases – accumulated amortization	(1,838)	(1,850)
Acquired leases intangibles, net	$9,025	$10,139

Acquired lease intangible liabilities:
Below-market leases	$4,596	$4,623
Below-market leases – accumulated amortization	(2,725)	(2,602)
Acquired below-market lease intangibles, net	$1,871	$2,021

Income Statement Presentation

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Presentation	2012	2011
Three months ended June 30,
In-place leases	amortization expense	$485	$674
Above-market leases	reduction of rental income	$24	$49
Below-market leases	increase in rental income	$72	$67

Six months ended June 30,
In-place leases	amortization expense	$1,066	$988
Above-market leases	reduction of rental income	$48	$60
Below-market leases	increase in rental income	$150	$128

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

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2012, and December 31, 2011 (in thousands):

June 30, 2012	Level 1	Level 2	Level 3
Fixed-rate notes payable	$—	$154,527	$—

December 31, 2011	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Fixed-rate notes payable	$—	$150,839	$—

Notes Receivable

          During 2010, we recorded an impairment of $1.3 million on a $4.6 million note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. As of December 31, 2011, the fair value of the note was $3.3 million based on an average, per-acre price of vacant tracts of land recently sold near Downtown Dallas, Texas. In May 2012, the borrower made a $1.0 million payment, and we recorded an impairment recovery of $229,000. As of June 30, 2012, the fair value of the underlying collateral exceeds the note balance recorded on our balance sheet. We have concluded that our valuation of the seller-financing note at December 31, 2011 is classified in Level 2 of the fair value hierarchy.

Notes Payable

          Our notes payable consist of both variable-rate and fixed-rate notes. The fair values of the variable-rate notes, including the $25.0 million Facility, approximate their carrying values. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

8. NOTES PAYABLE

          Our outstanding debt as of June 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	June 30, 2012(1)	December 31, 2011
Fixed-rate mortgage loans	$148,253	$141,373
Variable-rate secured line of credit	19,970	19,345
Variable-rate secured loans	36,730	40,940
Total	$204,953	$201,658

(1)

On August 1, 2012, we received estimated net proceeds of $46.3 million from the sale of 3,650,000 shares of our Class B common stock in our 2012 Offering, which was used to repay $45.3 million of mortgage debt. See also Note 3.

          As of June 30, 2012, our $25.0 million Facility was our primary source of additional credit and had $20.0 million outstanding under the $25.0 million Facility with $4.7 million of future availability. As of June 30, 2012, the interest rate was 4.75%, and we were in compliance with all covenants. On August 1, 2012, we repaid our $25.0 million Facility and on August 3 we terminated the $25.0 million Facility and entered into the $75.0 million Facility, $60.0 million of which is available to us based upon the value of our unencumbered asset pool. See Note 3 for a discussion of the significant terms of the $75.0 million Facility.

          In February 2012, we refinanced the mortgage on our Brookwood Village property with a 10-year note that bears interest at 5.4%. In March 2012, we procured $3.5 million of long-term financing on one of our single-tenant properties located in Houston, Texas.

          As of June 30, 2012, the weighted average interest rate on our fixed-rate debt was 5.07%, and the weighted average remaining life of such debt was 4.1 years.

9. EARNINGS PER SHARE

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

          As further described in Note 3, we completed a one-for-two reverse stock split of our Class A common shares on July 23, 2012 in connection with our 2012 Offering. Accordingly, all Class A share amounts and related per share data, including our EPS data below have been presented as if the reverse stock split had occurred at the beginning of the periods presented. The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Continuing Operations
Income from continuing operations attributable to common stockholders	$1,446	$480	$2,703	$1,756
Less: Dividends attributable to unvested restricted stockholders	(47)	(42)	(90)	(83)
Basic and Diluted — Income from continuing operations	1,399	438	2,613	1,673
Discontinued Operations
Basic and Diluted — Income from discontinued operations	—	86	—	146
Net income attributable to common stockholders after allocation to participating securities	$1,399	$524	$2,613	$1,819

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	11,420	11,386	11,406	11,375

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.12	$0.04	$0.23	$0.15
Income from discontinued operations attributable to common stockholders	$—	$0.01	$—	$0.01
Net income attributable to common stockholders	$0.12	$0.05	$0.23	$0.16

(1)

Weighted average shares outstanding do not include unvested restricted shares totaling 233 and 208 for the three months ended June 30, 2012, and 2011, respectively and 224 and 208 for the six months ended June 30, 2012 and 2011, respectively.

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock

          On July 23, 2012, we filed with the SDAT amendments to our charter that (i) renamed all of our currently outstanding shares of common stock, par value $0.01 to “Class A common stock,” (ii) effected a 1-for-2 reverse stock split of our Class A common stock, and (iii) changed the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we filed with the SDAT articles supplementary to our charter that created a new class of common stock, par value $0.01, entitled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. Each share of Class B common stock has the following rights:

•	the right to vote together with Class A common stockholders on all matters on which holders of our Class A and Class B common stock are entitled to vote;
•	one vote with respect to all matters voted upon by our Class A and Class B common stockholders;
•	the right to receive distributions equal to any distributions declared on our shares of Class A common stock; and
•	liquidation rights equal to the liquidation rights of each share of Class A common stock.

          Each of the articles of amendment and the articles supplementary were effective upon filing with the SDAT. All Class A share amounts and related per share data included in the consolidated financial statements and related footnotes have been presented as if the reverse stock split occurred at the beginning of the periods presented.

          In accordance with the amendments to our charter on July 23, 2012, we are authorized to issue 1,050,000,000 shares of capital stock consisting of 100,000,000 shares of Class A common stock, par value $0.01 per share, 900,000,000 shares of Class B common stock, par value $0.01 per share and 50,000,000 shares of preferred stock, par value $0.01 per share. As further described in Note 3, we completed the sale of 3,650,000 shares of our Class B common stock in our 2012 Offering on August 1, 2012. We also issued 312,498 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period.

          As of June 30, 2012 and December 31, 2011, there were 11,653,140 and 11,598,959 shares of our Class A common stock issued and outstanding, respectively. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

Equity Incentive Plan

          Our 1999 Flexible Incentive Plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares of our restricted common stock. All long-term compensation awards are designed to vest over a period of three to seven years and promote retention of our team. Effective July 23, 2012, we amended the 1999 Flexible Incentive Plan to provide that all future awards are in, or related to, shares of our Class B common stock.

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

          The following table presents restricted share activity during the six months ended June 30, 2012 and 2011:

	2012		2011
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	207,199	$17.86	215,588	$17.56
Granted	58,550	13.50	42,500	17.94
Vested	(38,346)	16.52	(48,280)	16.66
Forfeited	—	—	(1,464)	17.04
End of period	227,403	$16.96	208,344	$17.84

          The total grant date fair value of shares vested during the six months ended June 30, 2012 and 2011 was $634,000 and $804,000 respectively. Total compensation cost recognized related to restricted shares during the six months ended June 30, 2012 and 2011, was $287,000 and $274,000, respectively. As of June 30, 2012, total unrecognized compensation cost related to restricted shares was $3.1 million, and the weighted average period over which we expect this cost to be recognized is 4.2 years.

          As discussed in Note 3, we issued 312,498 shares of restricted Class B stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period.

11. RELATED PARTY TRANSACTIONS

          See Note 5 regarding investments in our Advised Funds, Note 2 regarding notes receivable from affiliates and Note 4 for a discussion of our acquisition of The Market at Lake Houston.

          The table below details our income and administrative cost reimbursements from the Advised Funds for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Real estate fee income(1)	$674	$825	$1,592	$1,384
Asset management fee income(2)	156	231	311	601
Construction management fee income(3)	55	56	113	128
Advisory services income - related party	$885	$1,112	$2,016	$2,113

Reimbursements of administrative costs	$199	$160	$410	$356

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

          See Note 4 for a discussion of our acquisition of The Market at Lake Houston.

12. CONCENTRATIONS

          As of June 30, 2012, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas which accounted for 19% and 15% of total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 19 of our properties are located in the Houston metropolitan area. These Houston properties represent 62.5% and 65.2% of our rental income for the six months ended June 30, 2012 and 2011, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by our top ten tenants for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Kroger	$529	$529	$1,058	$1,058
Landry’s Seafood House(1)	313	291	631	548
CVS/pharmacy(2)	306	273	611	504
H-E-B(3)	277	277	555	383
Publix(4)	195	—	390	—
Hard Rock Café	124	124	248	248
TGI Friday’s	113	113	225	225
The Container Store(5)	112	—	224	—
Champps Americana	106	106	211	211
Golden Corral	105	105	210	210
	$2,180	$1,818	$4,363	$3,387

(1)	In 2012, Landry’s Seafood House purchased two companies with whom we had existing leases.
(2)	We obtained an additional CVS/Pharmacy anchor tenant with the Brookwood Village acquisition in May 2011.
(3)	H-E-B, a regional grocer, is the anchor tenant at The Market at Lake Houston, which was acquired in February 2011.
(4)	Publix, a regional grocer, is the anchor tenant at Alpharetta Commons, which was acquired in July 2011.
(5)	Rent commenced on a new lease with The Container Store in Houston, Texas in November 2011.

13. COMMITMENTS AND CONTINGENCIES

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

14. SEGMENT REPORTING

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

Advisory Services Segments

          Our advisory services segments consist of our real estate operating and development business as well as our Advised Funds. The real estate operating and development business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our portfolio and Advised Funds. Our Advised Funds include five high net worth investment funds that have sold limited partnership interests to retail investors to develop, own, manage and add value to properties with an average holding period of two to four years and three joint ventures with institutional investors.

          Segment results for the three and six months ended June 30, 2012 and 2011, are as follows (in thousands):

		Advisory Services
For the three months ended June 30, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$8,922	$54	$—	$8,976
Advisory services income - related party	—	730	155	885
Total revenue	8,922	784	155	9,861

General and administrative	542	993	23	1,558
Property expense	2,189	10	—	2,199
Legal and professional	213	16	—	229
Real estate commissions	—	53	—	53
Depreciation and amortization	2,114	6	—	2,120
Impairment recovery - notes receivable	(229)	—		(229)
Total expenses	4,829	1,078	23	5,930

Interest expense	(2,595)	—	—	(2,595)
Other income/(expense)	175	1	(66)	110
Income (loss) from continuing operations	$1,673	$(293)	$66	$1,446

		Advisory Services
For the three months ended June 30, 2011	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$7,792	$54	$—	$7,846
Advisory services income - related party	—	881	231	1,112
Lease termination fee income	109	—	—	109
Total revenue	7,901	935	231	9,067

General and administrative	536	862	28	1,426
Property expense	1,933	17	—	1,950
Legal and professional	248	19	—	267
Real estate commissions	—	157	—	157
Acquisition costs	75	—	—	75
Depreciation and amortization	2,302	6	—	2,308
Total expenses	5,094	1,061	28	6,183

Interest expense	(2,415)	—	—	(2,415)
Other income/(expense)	102	(14)	(77)	11
Income (loss) from continuing operations	$494	$(140)	$126	$480

		Advisory Services
For the six months ended June 30, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$17,807	$98	$—	$17,905
Advisory services income - related party	—	1,705	311	2,016
Total revenue	17,807	1,803	311	19,921

General and administrative	949	2,042	51	3,042
Property expense	4,402	10	—	4,412
Legal and professional	409	40	1	450
Real estate commissions	—	139	—	139
Depreciation and amortization	4,335	12	—	4,347
Impairment recovery - notes receivable	(229)	—		(229)
Total expenses	9,866	2,243	52	12,161

Interest expense	(5,229)	—	—	(5,229)
Other income/(expense)	272	2	(102)	172
Income (loss) from continuing operations	$2,984	$(438)	$157	$2,703

		Advisory Services
For the six months ended June 30, 2011	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$15,198	$98	$—	$15,296
Advisory services income - related party	—	1,512	601	2,113
Lease termination fee income	109	—	—	109
Total revenue	15,307	1,610	601	17,518

General and administrative	928	1,719	63	2,710
Property expense	3,652	25	—	3,677
Legal and professional	489	32	1	522
Real estate commissions	—	186	—	186
Acquisition costs	115	—	—	115
Depreciation and amortization	3,936	12	—	3,948
Total expenses	9,120	1,974	64	11,158

Interest expense	(4,618)	—	—	(4,618)
Other income/(expense)	244	7	(237)	14
Income (loss) from continuing operations	$1,813	$(357)	$300	$1,756

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          References to “we,” “us,” “our” and “the Company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

          Certain information presented in this Quarterly Report constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, FFO and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions in general and within our specific submarkets, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, the timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date of this report, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

          The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and trends that appear are not necessarily indicative of future operations.

EXECUTIVE OVERVIEW

Our Company

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 28-year history, we have acquired, owned and operated retail properties across 23 states. We have elected to be taxed as a REIT for federal income tax purposes.

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively our core markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our core markets. We generally seek to invest in properties that possess the following attributes, which we refer to collectively as our “5Ds”:

•	Demographic purchasing power – average household incomes within a one-mile radius of $100,000 or more, resulting in an affluent population with substantial disposable income;

•	Density of population – 45,000 or more households within a three-mile radius and additional retail drivers, such as favorable daytime employment population, tourism and regional draws;

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

Our Portfolio

          As of June 30, 2012, our portfolio consisted of 29 wholly-owned properties with approximately 1.2 million square feet of GLA, which were 95.8% leased with a weighted average remaining lease term of 5.1 years. Our neighborhood and community shopping centers accounted for 89.1% of our GLA and 90.7% of our annualized base rent as of June 30, 2012. Our single-tenant retail properties comprised 10.9% of our GLA and 9.3% of our annualized base rent.

Our Advisory Services

          Advised Funds – As of June 30, 2012, our Advised Funds included five high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. We have formed, invested in and managed 20 advised funds over the past 28 years.

          As the sole owner of the general partner of each of the five high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our core markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth Advised Funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of the date of this Quarterly Report, our Advised Funds held all or a portion of the ownership interests in 18 properties with approximately 2.2 million square feet of GLA and an undepreciated book value of over $454 million.

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

Recent Events

          On July 23, 2012, we filed with the SDAT amendments to our charter that (i) renamed all of our currently outstanding shares of common stock, par value $0.01 to “Class A common stock,” (ii) effected a 1-for-2 reverse stock split of our Class A common stock, and (iii) changed the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we filed with the SDAT articles supplementary to our charter that created a new class of common stock, par value $0.01, entitled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. Each share of Class B common stock has the following rights:

•	the right to vote together with Class A common stockholders on all matters on which holders of our Class A and Class B common stock are entitled to vote;
•	one vote with respect to all matters voted upon by our Class A and Class B common stockholders;
•	the right to receive distributions equal to any distributions declared on our shares of Class A common stock; and
•	liquidation rights equal to the liquidation rights of each share of Class A common stock.

          Each of the articles of amendment and the articles supplementary were effective upon filing with the SDAT. All Class A share amounts and related per share data included in the consolidated financial statements and related footnotes have been presented as if the reverse stock split occurred at the beginning of the periods presented.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock in our 2012 Offering. In connection with our 2012 Offering, we simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received estimated net proceeds of $46.3 million, which were used to repay $45.3 million of mortgage debt, including the $25.0 million Facility discussed below. In addition, we issued 312,498 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period. Subsequent to our 2012 Offering we had a total of 15,624,061 shares of common stock outstanding as follows:

Shares of Class A common stock (adjusted for the one-for-two reverse stock split)	11,661,563
Shares of Class B common stock issued in connection with our 2012 Offering	3,650,000
Shares of restricted Class B common stock issued to officers and directors in connection with our 2012 Offering	312,498
Total shares of common stock outstanding subsequent to our IPO	15,624,061

          On August 1, 2012, we repaid the $25.0 million Facility, and on August 3 we terminated the $25.0 million Facility and entered into the $75.0 million Facility, $60.0 million of which is available to us based upon the value of our unencumbered asset pool. The $75.0 million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million. We expect to use the $75.0 million Facility for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75.0 million Facility bears interest at LIBOR plus a margin of 205.0 basis points to 275.0 basis points, depending on our leverage ratio, and matures in August 2015. The amount available for us to borrow under the $75.0 million Facility at any given time will be subject to the lesser of 55% of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of less than 1.50 to 1.0.

          Our ability to borrow under the $75.0 million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75.0 million Facility if we default on any of our other indebtedness that equals or exceeds $1.0 million, including any indebtedness we have guaranteed.

RESULTS OF OPERATIONS

          As of June 30, 2012, our portfolio was comprised of 29 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA, compared to a portfolio that was comprised of 30 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA as of June 30, 2011. During the year ended December 31, 2011, we sold two non-core, single-tenant properties, the results for which are presented in income from discontinued operations, and we acquired three neighborhood shopping centers.

Comparison of the three months ended June 30, 2012, to the three months ended June 30, 2011

          Below are the results of operations for the three months ended June 30, 2012 and 2011 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since April 1, 2011.

	Three months ended June 30,
	2012	2011	Change $	Change %
Same store properties (27 properties)
Rental income (1)	$6,193	$5,987	$206	3.4%
Recovery income (1)	2,027	2,000	27	1.4%
Less:
Property expenses	2,027	2,084	57	2.7%
Same store net operating income	6,193	5,903	290	4.9%
Non-same store properties (2 properties)
Rental income (1)	509	101	408	*
Recovery income (1)	159	27	132	*
Less:
Property expenses	195	27	(168)	*
Non-same store net operating income	473	101	372	*
Total net operating income(2)	6,666	6,004	662	11.0%
Other revenues (see further detail below):	1,193	1,112	81	7.3%
Less other expenses (see further detail below):	6,413	6,636	223	3.4%
Income (loss) from continuing operations	1,446	480	966	201.3%
Income from discontinued operations	—	86	(86)	(100.0)%
Net income	$1,446	$566	$880	155.5%

Other data
Funds from operations(3)	$3,708	$3,016	$692	22.9%
Number of properties at end of period	29	30	n/a	*
Percent leased at end of period(4)	95.8%	92.9%	n/a	3.1%
Distributions per share	$0.20	$0.20	$—	—

(1)

Rental income from operating leases is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended June 30, 2012 and 2011, rental income from operating leases was $8,976 and $7,846, respectively.

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

(4)	Percent leased is calculated as (i) GLA under commenced leases as of June 30, 2012, divided by (ii) total GLA, expressed as a percentage.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased by $206,000, or 3.4%, on a same store basis to $6.2 million for the three months ended June 30, 2012, as compared to $6.0 million for the same period in 2011. Of this increase, $81,000 was driven by an increase in average occupancy percentage, and $125,000 was driven by an increase in average rental rates.

•

Recovery income. Recovery income remained consistent at $2.0 million on a same store basis for the three months ended June 30, 2012 and 2011. An increase in recovery income due to a new tenant at one of our single-tenant properties was offset by a decrease in recovery income due to property tax refunds received at our Uptown Plaza – Dallas and Market at Lake Houston properties.

•

Property expenses. Property expenses decreased by $57,000, or 2.7%, on a same store basis to $2.0 million for the three months ended June 30, 2012, as compared to $2.1 million for the same period in 2011. This decrease was due to property tax refunds received at our Uptown Plaza – Dallas and Market at Lake Houston properties.

Non-same Store Properties – Property revenues and Property expenses.

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisitions of Brookwood Village on May 10, 2011, and Alpharetta Commons on July 29, 2011. The results of operations for Brookwood Village and Alpharetta Commons have been recorded in our consolidated statements of operations from the date of acquisition.

Other Revenues:

          Overall, other revenues increased by $81,000, or 7.3%, to $1.2 million for the three months ended June 30, 2012, as compared to $1.1 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Three months ended June 30,
	2012	2011	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$88	$(269)	$357	132.7%
Advisory services income - related party:
Real estate fee income - related party	675	825	(150)	(18.2)%
Asset management fee income - related party	155	231	(76)	(32.9)%
Construction management fee income - related party	55	56	(1)	(1.8)%
Total advisory services income - related party	885	1,112	(227)	(20.4)%
Lease termination fee income	—	109	(109)	(100.0)%
Interest and other income	136	129	7	5.4%
Interest and other income - related party	84	31	53	171.0%
Total other revenues	$1,193	$1,112	$81	7.3%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased by $357,000, or 132.7% to accretion of $88,000 during the three months ended June 30, 2012, as compared to amortization of $269,000 for the same period in 2011. This increase is due to the accelerated amortization of accrued rent balances for certain tenants in 2011.

•

Real estate fee income – related party. Real estate fee income – related party decreased by $150,000, or 18.2%, to $675,000 for the three months ended June 30, 2012, as compared to $824,000 for the same period in 2011. This decrease is due to commissions earned in the 2011 period on several anchor leases for properties we manage on behalf of our Advised Funds with no comparable amount for the same period in 2012.

•

Asset management fee income – related party. Asset management fee income – related party decreased by $76,000, or 32.9%, to $155,000 for the three months ended June 30, 2012, as compared to $231,000 for the same period in 2011. Our asset management fees are calculated based upon the net equity raised in the Advised Funds that we manage. Through a combination of property sales in our Advised Funds and the voluntary reduction by us as general partner of the asset management fees in response to the past economic recession, our asset management fee income – related party has decreased since the second quarter of 2011.

•

Lease termination fee income. Lease termination fee income was $109,000 for the three months ended June 30, 2011, and was related to the early termination of a lease at our Southbank property in the second quarter of 2011. We signed a new lease for the space in the third quarter of 2011, and rent commenced under the new lease in the fourth quarter of 2011.

•

Interest and other income – related party. Interest and other income – related party increased by $53,000, or 171.0%, to $84,000 for the three months ended June 30, 2012, as compared to $31,000 for the same period in 2011. This increase is due to larger outstanding balances on notes receivable from our Advised Funds.

Other Expenses:

          Overall, other expenses decreased by $223,000, or 3.4%, to $6.4 million for the three months ended June 30, 2012, as compared to $6.6 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Three months ended June 30,
	2012	2011	Change $	Change %
Straight-line bad debt recoveries(1)	$(23)	$(161)	$(138)	(85.7)%
General and administrative	1,558	1,426	(132)	(9.3)%
Legal and professional	229	267	38	14.2%
Real estate commissions	53	157	104	66.2%
Acquisition costs	—	75	75	100.0%
Depreciation and amortization	2,120	2,308	188	8.1%
Impairment recovery - notes receivable	(229)	—	229	*
Loss from Advised Funds	66	146	80	54.8%
Income tax expense	44	3	(41)	*
Interest expense	2,595	2,415	(180)	(7.5)%
Total other expenses	$6,413	$6,636	$223	3.4%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries decreased by $138,000, or 85.7%, to $23,000 for the three months ended June 30, 2012, as compared to $161,000 for the same period in 2011. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. We previously recorded a reserve against the accrued rent balances due from certain of our tenants that we believed may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of such rents as well as a stabilizing economy. A smaller portion of such reserve was reversed during the 2012 period.

•

General and administrative. General and administrative expense increased by $132,000, or 9.3%, to $1.6 million for the three months ended June 30, 2012, as compared to $1.4 million for the same period in 2011. This increase was due to changes in estimates of our annual performance compensation as well as increased marketing costs associated with our continued efforts to brand our company through an improved website and other media. We expect our salary and performance compensation costs for the year ended December 31, 2012 to be comparable to those for the year ended December 31, 2011.

•

Real estate commissions. Real estate commissions decreased by $104,000, or 66.2%, to $53,000 during the three months ended June 30, 2012, as compared to $157,000 for the same period in 2011. This decrease is due to commissions paid in the 2011 period on several anchor leases for properties we manage on behalf of our Advised Funds.

•

Acquisition costs. Acquisition costs were $75,000 for the three months ended June 30, 2011. Such costs were related to the acquisition of Brookwood Village on May 10, 2011. We have not acquired any properties in 2012.

•

Depreciation and amortization. Depreciation and amortization expense decreased by $188,000, or 8.1%, to $2.1 million for the three months ended June 30, 2012, as compared to $2.3 million for the same period in 2011. This decrease is attributable to the write-off of assets at our Market at Lake Houston and Uptown Park properties related to tenants who vacated prior to lease termination. This decrease was partially offset by an increase due to the acquisitions of our Brookwood Village and Alpharetta Commons properties.

•

Impairment recoveries – notes receivable. Impairment recoveries – notes receivable was $229,000 during the three months ended June 30, 2012. During the period, we received a $1.0 million payment on a note that had previously been reserved, and we have recovered the remaining reserve balance.

•

Loss from Advised Funds. Loss from Advised Funds decreased by $80,000, or 54.8%, to $66,000 during the three months ended June 30, 2012, as compared to $146,000 for the same period in 2011. This decrease is due to a loss on the sale of a property owned by one of our Advised Funds in 2011.

•

Interest Expense. Interest expense increased by $180,000, or 7.5%, to $2.6 million for the three months ended June 30, 2012, as compared to $2.4 million for the same period in 2011. This increase was due to increased borrowings associated with the acquisitions of Brookwood Village and Alpharetta Commons during 2011.

Comparison of the six months ended June 30, 2012, to the six months ended June 30, 2011

          Below are the results of operations for the six months ended June 30, 2012 and 2011 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since January 1, 2011.

	Six months ended June 30,
	2012	2011	Change $	Change %
Same store properties (26 properties)
Rental income (1)	$11,574	$11,177	$397	3.6%
Recovery income (1)	3,803	3,456	347	10.0%
Percentage rent (1)	32	10	22	*
Less:
Property expenses	3,989	3,648	(341)	(9.3)%
Same store net operating income	11,420	10,995	425	3.9%
Non-same store properties (3 properties)
Rental income (1)	1,801	643	1,158	180.1%
Recovery income (1)	518	207	311	150.2%
Less:
Property expenses	520	196	(324)	(165.3)%
Non-same store net operating income	1,799	654	1,145	175.1%
Total net operating income(2)	13,219	11,649	1,570	13.5%

Other revenues (see further detail below):	2,587	2,343	244	10.4%

Less other expenses (see further detail below):	13,103	12,236	(867)	(7.1)%

Income (loss) from continuing operations	2,703	1,756	947	53.9%
Income from discontinued operations	—	146	(146)	(100.0)%
Net income	$2,703	$1,902	$801	42.1%

Other data
Funds from operations(3)	$7,335	$6,126	$1,209	19.7%
Number of properties at end of period	29	30	n/a	*
Percent leased at end of period(4)	95.8%	92.9%	n/a	3.1%
Distributions per share	$0.40	$0.40	$—	—

(1)

Rental income from operating leases is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the six months ended June 30, 2012 and 2011, rental income from operating leases was $17,905 and $15,296, respectively.

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

(4)	Percent leased is calculated as (i) GLA under commenced leases as of June 30, 2012, divided by (ii) total GLA, expressed as a percentage.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased by $397,000, or 3.6%, on a same store basis to $11.6 million for the six months ended June 30, 2012, as compared to $11.2 million for the same period in 2011. Of this increase, $171,000 was driven by an increase in average occupancy percentage, and $226,000 was driven by an increase in average rental rates.

•

Recovery income. Recovery income increased by $347,000, or 10.0%, on a same store basis to $3.8 million for the six months ended June 30, 2012, as compared to $3.5 million for the same period in 2011. This increase is due to a new lease with a national tenant at one of our single tenant properties as well as lower property tax recoveries in 2011 resulting from a favorable property tax refund received during 2011 and passed along to our tenants at our MacArthur Park property. This increase was partially offset by a property tax refund received during 2012 at our Uptown Plaza – Dallas property.

•

Property expenses. Property expenses increased by $341,000, or 9.3%, on a same store basis to $4.0 million for the six months ended June 30, 2012, as compared to $3.6 million for the same period in 2011. This same store increase is attributable to an increase in bad debt expense recorded during 2012 as we continue to monitor collectability of our tenant receivables and due to lower property taxes in 2011 resulting from a favorable property tax refund received at our MacArthur Park property. This increase was partially offset by a property tax refund received during 2012 at our Uptown Plaza – Dallas property.

Non-same Store Properties – Property revenues and Property expenses.

          Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions of The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011, and Alpharetta Commons on July 29, 2011. The results of operations for the Market at Lake Houston, Brookwood Village and Alpharetta Commons have been recorded in the consolidated statements of operations from the date of acquisition.

Other Revenues:

          Overall, other revenues increased by $244,000, or 10%, to $2.6 million for the six months ended June 30, 2012, as compared to $2.3 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Six months ended June 30,
	2012	2011	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$177	$(197)	$374	189.8%
Advisory services income - related party:
Real estate fee income - related party	1,592	1,384	208	15.0%
Asset management fee income - related party	311	601	(290)	(48.3)%
Construction management fee income - related party	113	128	(15)	(11.7)%
Total advisory services income - related party	2,016	2,113	(97)	(4.6)%
Lease termination fee income	—	109	(109)	(100.0)%
Interest and other income	237	257	(20)	(7.8)%
Interest and other income - related party	157	61	96	157.4%
Total other revenues	$2,587	$2,343	$244	10.4%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased by $374,000, or 189.8% to accretion of $177,000 during the six months ended June 30, 2012, as compared to amortization of $197,000 for the same period in 2011. This increase is due to the accelerated amortization of accrued rent balances for certain tenants in 2011.

•

Real estate fee income – related party. Real estate fee income – related party increased by $208,000, or 15.0%, to $1.6 million for the six months ended June 30, 2012, as compared to $1.4 million for the same period in 2011. This increase is primarily attributable to disposition fees earned upon the sale of a land parcel and increased development fees during 2012 at properties that we manage for our Advised Funds. This increase was partially offset by a reduction in lease commissions earned as we executed leases for several anchor tenants in 2011 for properties that we manage on behalf of our Advised Funds.

•

Asset management fee income– related party. Asset management fee income – related party decreased by $290,000, or 48.3%, to $311,000 for the six months ended June 30, 2012, as compared to $601,000 for the same period in 2011. Our asset management fees are calculated based upon the net equity raised in the Advised Funds that we manage. Through a combination of property sales in our Advised Funds, and the voluntary reduction by us as the general partner of the asset management fees in response to the past economic recession, our asset management fee income – related party has decreased since the first half of 2011.

•

Interest and other income – related party. Interest and other income – related party increased by $96,000, or 157.4%, to $157,000 for the six months ended June 30, 2012, as compared to $61,000 for the same period in 2011. This increase is due to larger outstanding balances on notes receivable from our Advised Funds.

Other Expenses:

                    Overall, other expenses increased by $867,000, or 7%, to $13.1 million for the six months ended June 30, 2012, as compared to $12.2 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Six months ended June 30,
	2012	2011	Change $	Change %
Straight-line bad debt recoveries(1)	$(97)	$(167)	$(70)	(41.9)%
General and administrative	3,042	2,710	(332)	(12.3)%
Legal and professional	450	522	72	13.8%
Real estate commissions	139	186	47	25.3%
Acquisition costs	—	115	115	100.0%
Depreciation and amortization	4,347	3,948	(399)	(10.1)%
Impairment recovery - notes receivable	(229)	—	229	*
Loss from Advised Funds	102	250	148	59.2%
Income tax expense	120	54	(66)	(122.2)%
Interest expense	5,229	4,618	(611)	(13.2)%
Total other expenses	$13,103	$12,236	$(867)	(7.1)%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries decreased by $70,000, or 41.9%, to $97,000 for the six months ended June 30, 2012, as compared to $167,000 for the same period in 2011. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. We previously recorded a reserve against the accrued rent balances due from certain of our tenants that we believed may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of such rents as well as a stabilizing economy. A smaller portion of such reserve was reversed during the 2012 period.

•

General and administrative. General and administrative expense increased by $332,000, or 12.3%, to $3.0 million for the six months ended June 30, 2012, as compared to $2.7 million for the same period in 2011. This increase was due to changes in estimates of our annual performance compensation as well as increased marketing costs associated with our continued efforts to brand our company through an improved website and other media. We expect our salary and performance compensation costs for the year ended December 31, 2012 to be comparable to those for the year ended December 31, 2011.

•

Acquisition costs. Acquisition costs were $115,000 for the six months ended June 30, 2011. Such costs were related to the acquisitions of The Market at Lake Houston on February 25, 2011, and Brookwood Village on May 10, 2011. We have not acquired any properties in 2012.

•

Depreciation and amortization. Depreciation and amortization expense increased by $399,000, or 10.1%, to $4.3 million for the six months ended June 30, 2012, as compared to $3.9 million for the same period in 2011. This increase is primarily attributable to the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011.

•

Impairment recoveries – notes receivable. Impairment recoveries – notes receivable was $229,000 during the six months ended June 30, 2012. During the period, we received a $1.0 million payment on a note that had previously been reserved. As a result of the payment, the fair value of the underlying collateral now exceeds the note balance, and we have recovered the remaining reserve balance.

•

Loss from Advised Funds. Loss from Advised Funds decreased by $148,000, or 59.2%, to $102,000 during the six months ended June 30, 2012, as compared to $250,000 for the same period in 2011. This decrease is due to a loss on the sale of a property owned by one of our Advised Funds in 2011 as well as to a gain on the disposition of a property in 2012 that was owned by another of our Advised Funds.

•

Income tax expense. Income tax expense increased by $66,000, or 122.2%, to $120,000 for the six months ended June 30, 2012, as compared to $54,000 for the same period in 2011. This increase was due to increased revenues from the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons.

•

Interest Expense. Interest expense increased by $611,000, or 13.2%, to $5.2 million for the six months ended June 30, 2012, as compared to $4.6 million for the same period in 2011. This increase was due to increased borrowings associated with the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011.

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

          The table below details our FFO reconciliation to net income for the periods presented (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011(1)	2012	2011(1)
Net income	$1,446	$566	$2,703	$1,902
Add:
Depreciation of real estate assets - from operations	2,106	2,289	4,319	3,904
Depreciation of real estate assets - from discontinued operations	—	7	—	14
Depreciation of real estate assets for nonconsolidated affiliates	156	154	313	306
Total FFO	$3,708	$3,016	$7,335	$6,126

(1)	Net income for the three and six months ended June 30, 2011, includes acquisition costs of $75 and $115, respectively, incurred in connection with the acquisition of operating properties.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$1,446	$566	$2,703	$1,902
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(88)	269	(177)	197
Lease termination fee income	—	(109)	—	(109)
Advisory services income - related party	(885)	(1,112)	(2,016)	(2,113)
Interest and other income	(135)	(129)	(237)	(257)
Interest and other income - related party	(85)	(31)	(157)	(61)
Straight-line rent bad debt recoveries(2)	(23)	(161)	(97)	(167)
General and administrative	1,558	1,426	3,042	2,710
Legal and professional	229	267	450	522
Real estate commissions	53	157	139	186
Acquisition costs	—	75	—	115
Depreciation and amortization	2,120	2,308	4,347	3,948
Impairment recovery - notes receivable	(229)	—	(229)	—
Loss from Advised Funds	66	146	102	250
Income tax expense	44	3	120	54
Interest expense	2,595	2,415	5,229	4,618
Income from discontinued operations	—	(86)	—	(146)
Net operating income	$6,666	$6,004	$13,219	$11,649

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2012, cash on hand as well as our $25.0 million Facility were our primary sources of liquidity. As of June 30, 2012, we had $1.1 million of available cash on hand, and we had $4.7 million available under our $25.0 million Facility for the acquisition of properties and for working capital needs. As noted in “Executive Overview – Recent Events” above, effective August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock in our 2012 Offering. We received estimated net proceeds of $46.3 million from the 2012 Offering, which was used to repay $45.3 million of mortgage debt including our $25.0 million Facility. On August 3, 2012 we entered into the $75.0 million Facility, $60.0 million of which is available to us based upon the value of our unencumbered asset pool. The $75.0 million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million. We expect to use the $75.0 million Facility for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75.0 million Facility bears interest at LIBOR, plus a margin of 205.0 basis points to 275.0 basis points, depending on our leverage ratio. The amount available for us to borrow under the facility at any given time will be subject to the lesser of 55% of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of less than 1.50 to 1.0.

          Our ability to borrow under the $75.0 million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75.0 million Facility if we default on any of our other indebtedness that equals or exceeds $1.0 million, including any indebtedness we have guaranteed.

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements primarily from cash on hand, cash flows generated from the operation of our properties, proceeds from the $75.0 million Facility and, potentially, proceeds from new mortgages, as needed for acquisitions. The cash generated from operations is primarily paid to our stockholders in the form of dividends. As a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income.

          We anticipate that our primary future uses of capital will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy. These capital expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to releasing, which are subject to change as market and tenant conditions dictate.

          We may utilize several other forms of capital for funding our long-term liquidity requirements, including proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures.

          We believe our current cash flows from operations, coupled with our $75.0 million Facility are sufficient to allow us meet our liquidity needs for both the near and longer term to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. We have no significant debt due within the next twelve months.

          We intend to maintain a financially disciplined and conservative capital structure. As of June 30, 2012, approximately 72% of our debt was fixed, long-term mortgage financing, and our ratio of debt to gross book assets was 54%. Subsequent to our 2012 Offering, approximately 93% of our debt was fixed, long-term mortgage financing, and our ratio of debt to gross book assets was 42%. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our Class B common stock in order to provide us with significant financial flexibility and to fund future growth.

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

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, FFO and prospects. The United States has undergone a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the United States economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. Additionally, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2012 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until sufficient cash resources are available.

Comparison of Cash Flows for the Six Months Ended June 30, 2012 and 2011

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended June 30, 2012 and 2011, were as follows (in thousands):

	Six months ended March 31,
	2012	2011
Operating activities	$4,085	$5,555
Investing activities	$(2,556)	$(6,626)
Financing activities	$(1,475)	$1,700

          Operating Activities. The primary driver of the decrease in operating cash flows was a decrease in cash inflows from receivables of $1.6 million resulting from the receipt of property tax escrow deposits in the first quarter of 2011 associated with debt refinancing closed in 2010. We refinanced two of our neighborhood and community shopping centers in December 2010 and received full reimbursement of our escrow accounts in January 2011.

          Investing Activities. The primary driver of the decrease in cash outflows from investing activities was a decrease of $15.2 million in cash paid for the acquisition of operating properties as well as an increase in cash received from notes receivable. This increase was partially offset by a decrease of $9.4 million in cash received from our qualified intermediary during 2011.

          Financing Activities. The primary driver of the decrease in cash from financing activities from inflows in the six months ended June 30, 2011, to outflows in the six months ended June 30, 2012, was a decrease in proceeds from notes payable resulting from the financings of one of our multi-tenant properties in May 2011 compared to one of our single-tenant properties in March 2012.

Off-Balance Sheet Arrangements

          As of June 30, 2012, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 5 of the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 2 of the Notes to Consolidated Financial Statements.

Contractual Obligations

          As of June 30, 2012, we had the following contractual debt obligations, in thousands (see also Note 8 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2012	2013	2014	2015	2016	Thereafter	Total
The $25.0 million Facility (1)	$—	$19,970	$—	$—	$—	$—	$19,970
Secured debt (1)(2)	16,942	11,245	1,565	52,038	68,435	34,381	184,606
Interest (1)(3)	4,637	8,661	7,716	6,242	2,406	8,812	38,474
Non-cancelable operating lease payments	66	166	171	177	—	—	580
Total contractual obligations	$21,645	$40,042	$9,452	$58,457	$70,841	$43,193	$243,630

(1)

On August 1, 2012, we received estimated net proceeds of $46.3 million from the sale of 3,650,000 shares of our Class B common stock in our 2012 Offering, which was used to repay $45.3 million of mortgage debt. See also Note 3 of the Notes to Consolidated Financial Statements.

(2)

Secured debt as shown above is $377 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

(3)

Interest expense includes our interest obligations on our $25.0 million Facility as well as all secured debt. The $25.0 million Facility is a variable-rate debt instrument, and the outstanding balance fluctuates throughout the year based on our liquidity needs. This table assumes that the outstanding balance of $19,970 and the interest rate as of June 30, 2012 of 4.75% remain constant through maturity. We also have variable-rate mortgage loans. This table assumes the total balance of $36,730 and the interest rates as of June 30, 2012, between 3.25% and 5.50%, remain constant through maturity. See also Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2012. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the Securities and Exchange Commission.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

          Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Our shares of Class A common stock are not traded on a national securities exchange, and we do not currently have a public stock buyback program in place. However, in April 2012, our Board of Directors authorized a redemption of 864 shares at $11.00 per share for a total of $9,504.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1 – April 30, 2012	864(1)	$11.00	—	—
May 1- May 31, 2012	—	—	—	—
June 1 – June 30, 2012	—	—	—	—
Total	864	$11.00	—	—

(1)	The shares were not purchased pursuant to a publicly announced plan or program. The shares were purchased in a private transaction that was approved by our Board of Directors.

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

AmREIT, Inc.
(registrant)

Date: August 8, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 8, 2012	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1.1

Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.1.2	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.3	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.4	Articles Supplementary, effective July 23, 2012 (included as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2010, and incorporated herein by reference).

10.1	Amendment to 1999 Flexible Incentive Plan (filed herewith).

10.2

Revolving Credit Agreement among AmREIT, Inc. and the lenders listed therein, with PNC Bank, National Association as Administrative Agent, PNC Capital Markets LLC as Sole Lead Arranger and Sole Bookrunner and Capital One, National Association, as Syndication Agent (included as Exhibit 10.1 to the company’s Current Report on Form 8-K, filed on August 6, 2012, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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