Form 10-Q
period 2012-09-30
AmREIT, Inc.
filed 2012-11-13
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2012
Class A Common Stock, $0.01 par value	11,657,563 shares
Class B Common Stock, $0.01 par value	4,465,725 shares

i

DEFINITIONS

          As used in this Quarterly Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “AmREIT,” “we,” “us” and “our” refer to AmREIT, Inc., its predecessors and consolidated subsidiaries, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

2012 Offering

Our underwritten public offering in which we sold 3,650,000 shares of Class B common stock on August 1, 2012 and 503,226 shares of Class B common stock pursuant to exercise of an over-allotment option by the underwriters on August 24, 2012.

$25.0 million Facility	Our $25.0 million secured revolving credit facility as specified in our Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009 and repaid in full on August 1, 2012.

$75.0 million Facility	Our $75.0 million unsecured revolving credit facility as specified in our Revolving Credit Agreement with PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated August 3, 2012.

Advised Funds

Collectively, our varying minority ownership interests in four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

AIGF	AmREIT Income and Growth Fund, Ltd.

AmREIT	AmREIT, Inc.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries.

Class A common stock	Shares of our Class A common stock, par value $0.01 per share, which were previously designated “common stock,” and which are not currently listed on a national securities exchange.

Class B common stock	Shares of our Class B common stock, par value $0.01 per share, a new class of common stock created in connection with our 2012 Offering, which is listed on the NYSE under the symbol “AMRE.”

EPS	Earnings per share.

Exchange Act	Securities Exchange Act of 1934, as amended.

FFO

Funds from operations, as defined by NAREIT, which includes net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and impairments on properties held for investment, plus real estate related depreciation and amortization, and after adjustments for depreciation recorded by our Advised Funds.

GAAP	U.S. generally accepted accounting principles.

GLA	Gross leasable area.

LIBOR	London Interbank Offered Rate.

MIG	AmREIT Monthly Income and Growth Fund, Ltd.

MIG II	AmREIT Monthly Income and Growth Fund II, Ltd.

MIG III	AmREIT Monthly Income and Growth Fund III, Ltd.

MIG IV	AmREIT Monthly Income and Growth Fund IV, L.P.

ii

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

NYSE	New York Stock Exchange.

OCI	Other comprehensive income.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended September 30, 2012.

REIT	Real estate investment trust.

SEC	Securities and Exchange Commission.

SDAT	State Department of Assessments and Taxation of Maryland.

Securities Act	Securities Act of 1933, as amended.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$138,404	$138,404
Buildings	172,699	172,146
Tenant improvements	16,136	14,483
	327,239	325,033
Less accumulated depreciation and amortization	(38,068)	(33,865)
	289,171	291,168

Acquired lease intangibles, net	8,437	10,139
Investments in Advised Funds	8,062	8,322
Net real estate investments	305,670	309,629

Cash and cash equivalents	12,324	1,050
Tenant and accounts receivable, net	4,222	4,340
Accounts receivable - related party, net	1,054	645
Notes receivable, net	2,634	3,412
Notes receivable - related party, net	7,391	6,513
Deferred costs, net	3,449	2,887
Other assets	2,726	2,134
TOTAL ASSETS	$339,470	$330,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$161,995	$201,658
Accounts payable and other liabilities	7,689	8,007
Acquired below-market lease intangibles, net	1,800	2,021
TOTAL LIABILITIES	171,484	211,686

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 11,657,563 and 11,598,959 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	117	116
Class B common stock, $0.01 par value, 900,000,000 shares authorized, 4,465,725 and 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	45	—
Capital in excess of par value	245,184	192,005
Accumulated distributions in excess of earnings	(77,360)	(73,197)
TOTAL STOCKHOLDERS’ EQUITY	167,986	118,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$339,470	$330,610

See Notes to Consolidated Financial Statements

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$9,070	$8,814	$26,975	$24,110
Advisory services income - related party	957	818	2,973	2,931
Lease termination fee income	—	—	—	109
Total revenues	10,027	9,632	29,948	27,150

Expenses:
General and administrative	1,764	1,485	4,806	4,195
Property expense	2,380	2,236	6,792	5,913
Legal and professional	227	266	677	788
Real estate commissions	129	106	268	292
Acquisition costs	—	107	—	222
Depreciation and amortization	2,216	2,122	6,563	6,071
Impairment recovery - notes receivable	(214)	—	(443)	—
Total expenses	6,502	6,322	18,663	17,481

Operating income	3,525	3,310	11,285	9,669

Other income (expense):
Interest and other income	125	126	362	383
Interest and other income - related party	236	123	393	184
Loss from Advised Funds	(26)	(74)	(128)	(324)
State income taxes	(74)	(134)	(194)	(188)
Interest expense	(2,763)	(2,648)	(7,992)	(7,266)

Income from continuing operations	1,023	703	3,726	2,458

Income (loss) from discontinued operations, net of taxes	—	(2)	—	145
Gain on sale of real estate acquired for resale, net of taxes	—	417	—	417
Income from discontinued operations	—	415	—	562

Net income	$1,023	$1,118	$3,726	$3,020

Net income per share of common stock - basic and diluted
Income before discontinued operations	$0.07	$0.06	$0.29	$0.21
Income from discontinued operations	$—	$0.04	$—	$0.05
Net income	$0.07	$0.10	$0.29	$0.26

Weighted average shares of common stock used to compute net income per share, basic and diluted	14,051	11,393	12,294	11,381

Distributions per share of common stock	$0.20	$0.20	$0.60	$0.60

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2012
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total
Balance at December 31, 2011	$116	$—	$192,005	$(73,197)	$118,924
Net income	—	—	—	3,726	3,726
Deferred compensation	—	—	(5,299)	—	(5,299)
Issuance of shares of common stock for deferred compensation	1	3	5,295	—	5,299
Issuance of shares of Class B common stock	—	42	52,694	—	52,736
Amortization of deferred compensation	—	—	555	—	555
Retirement of shares of Class A common stock	—	—	(66)	—	(66)
Distributions	—	—	—	(7,889)	(7,889)
Balance at September 30, 2012	$117	$45	$245,184	$(77,360)	$167,986

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,726	$3,020
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of real estate acquired for resale	—	2,417
Gain on sale of real estate acquired for resale	—	(417)
Impairment (recovery) - notes receivable	(443)	—
Bad debt expense (recoveries)	92	(336)
Loss from Advised Funds	128	324
Cash receipts for related party fees	46	6
Depreciation and amortization	6,980	6,313
Amortization of deferred compensation	555	418
Decrease (increase) in tenant and accounts receivable	(82)	1,517
Increase in accounts receivable - related party	(1,801)	(225)
Increase in other assets	(665)	(1,558)
Increase (decrease) in accounts payable and other liabilities	(657)	1,093
Net cash provided by operating activities	7,879	12,572

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(3,161)	(1,588)
Net cash paid for acquisition of investment properties	—	(21,594)
Additions to furniture, fixtures and equipment	(17)	(42)
Notes receivable collections	1,115	—
Investments in and advances to Advised Funds	(1,420)	(1,366)
Distributions and payments from Advised Funds	2,234	1,016
Cash received from qualified intermediary	—	9,370
Net cash used in investing activities	(1,249)	(14,204)

Cash flows from financing activities:
Proceeds from notes payable	25,600	31,225
Payments of notes payable	(65,170)	(21,937)
Payments for financing costs	(981)	(37)
Issuance of shares of class B common stock	58,146	—
Issuance costs	(4,996)	—
Retirement of shares of class A common stock	(66)	—
Common dividends paid	(7,889)	(6,958)
Net cash provided by financing activities	4,644	2,293

Net increase in cash and cash equivalents	11,274	661
Cash and cash equivalents, beginning of period	1,050	655
Cash and cash equivalents, end of period	$12,324	$1,316

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$7,604	$6,715
Taxes	$251	$562

Deferred compensation recorded upon issuance of restricted shares of common stock	$5,299	$762

Reclassification of tenant and accounts receivable to notes receivable	$136	$—

Reclassification of accounts receivable - related party to notes receivable - related party	$1,392	$—

Assumption of debt associated with the acquisition of The Market at Lake Houston	$—	$15,675

Stock issuance costs included in accounts payable	$414	$—

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively, our core markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our core markets. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

          As of September 30, 2012, our portfolio consisted of 29 wholly-owned properties with approximately 1.2 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to seven real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of September 30, 2012, our Advised Funds held all or a portion of ownership in 17 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of and for the three and nine months ended September 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2012, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

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

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2012 and 2011, we recognized percentage rents of $134,000 and $95,000, respectively. Accrued rents are included in tenant and accounts receivable, net.

          Lease termination income – We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We recognized lease termination fees of $0 and $109,000 during the nine months ended September 30, 2012 and 2011, respectively.

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

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. We did not capitalize any interest or taxes during the nine months ended September 30, 2012 or 2011.

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

          Depreciation – Depreciation is computed using the straight-line method over an estimated useful life, generally, 39 to 50 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements. Leasehold estate properties, which are properties where we own the building and improvements and are subject to a ground lease because we do not own the related ground, are amortized over the life of the ground lease.

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the nine months ended September 30, 2012 or 2011.

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

          The table below summarizes the activity within our allowance for uncollectible accounts for tenant receivables (in thousands):

	Nine months ended September 30,
	2012	2011
Beginning balance	$1,780	$2,068
Additional reserves	380	429
Collections/reversals	(291)	(694)
Write-offs	(535)	(15)
Ending balance	$1,334	$1,788

Notes Receivable

          Included in notes receivable is a $2.5 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note matured unpaid on December 31, 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. Also during 2011, we entered into a new agreement with the borrower and extended the note to September 30, 2014. In May 2012, the borrower made a $1.0 million payment, and we recorded an impairment recovery of $229,000. The fair value of the underlying collateral now exceeds the remaining note balance.

          Also included in notes receivable is $146,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of September 30, 2012 and December 31, 2011, we had an allowance for uncollectible notes receivable from tenants of $54,000 and $29,000, respectively. We recorded bad debt expense related to tenant notes receivable of $28,000 during the nine months ended September 30, 2012 and bad debt recoveries of $71,000 during the nine months ended September 30, 2011.

Notes Receivable – Related Party

          Included in notes receivable – related party are loans made to certain of our affiliated Advised Funds related to the acquisition or development of properties and the deferral of asset management fees. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the Advised Funds’ ownership interests in various unencumbered properties. The following is a summary of the notes receivable due from related parties (in thousands):

	September 30, 2012			December 31, 2011
Related Party	Face Amount	Reserve (1)	Carrying Amount	Face Amount	Reserve (1)	Carrying Amount
AIGF	$—	$—	$—	$2,488	$(619)	$1,869
MIG III	4,510	(356)	4,154	3,218	(356)	2,862
MIG IV	3,498	(261)	3,237	2,026	(244)	1,782
Total	$8,008	$(617)	$7,391	$7,732	$(1,219)	$6,513

(1)

A portion of these reserve balances represents the amount by which losses recognized on our equity investment in the entity exceeds our basis in the equity investment. GAAP provides that, to the extent that such an ‘excess loss’ exists and we have made an additional investment in the entity via a loan, that excess loss should be recorded as a reduction in the basis of the loan. Included in the reserve balances for the AIGF, MIG III and MIG IV loans are $0, $356 and $261 for such losses as of September 30, 2012, and $55, $356 and $244 for such losses as of December 31, 2011, respectively. We do not believe that these reserves are indicative of the ultimate collectability of these receivables.

          We recorded a $500,000 impairment on the note from AIGF during 2010. As a result, we ceased recording interest income on the note due from AIGF and, interest accruals were recorded directly to the reserve balance. In August 2012, we received approximately $2.3 million as final payment of the AIGF note receivable and related accrued interest. We recorded $140,000 in interest income and $214,000 in impairment recovery for the three and nine months ended September 30, 2012. The remaining balance, which had previously been reserved, was written off as uncollectible.

Offering Costs

          Issuance costs incurred for the purposes of raising capital through the sale of common shares are treated as a reduction of stockholders’ equity. In connection with our 2012 Offering, we incurred underwriting commissions, legal, accounting and other offering-related costs of approximately $5.4 million.

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

          During the nine months ended September 30, 2011, we had an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% hedging our variable-rate loan on our MacArthur Park property. The swap matured on December 1, 2011. We designated this interest rate swap as a cash flow hedge for financial reporting purposes and therefore recorded any changes in its fair value to OCI. The swap settled monthly with an amount paid to or received from our counterparty, which was recorded as an adjustment to interest expense. During the nine months ended September 30, 2011, we paid $298,000 related to this swap, which is included in interest expense. We do not have any derivative financial instruments as of September 30, 2012.

Subsequent Events

          Except as otherwise disclosed in Note 4 of this Quarterly Report, we did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. 2012 OFFERING

          On July 23, 2012, we amended our charter that (i) renamed all of the issued and unissued shares of our common stock, par value $0.01 per share to “Class A common stock,” (ii) effected a 1-for-2 reverse stock split of our Class A common stock, and (iii) changed the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we created a new class of common stock, par value $0.01 per share, entitled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. See Note 10 for further discussion of the rights of our Class A and Class B common stock. All Class A share amounts and related per share data included in the consolidated financial statements and related footnotes have been presented to reflect the reverse stock split.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock in our 2012 Offering. In connection with our 2012 Offering, we simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $46.3 million, which were used to repay $45.3 million of mortgage debt, including the $25.0 million Facility. See Note 8 for a further discussion of our notes payable. In addition, we issued 312,499 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period. On August 24, 2012, we sold an additional 503,226 shares of our Class B common stock to our underwriters at the offering price pursuant to the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $6.5 million from the sale of the additional shares.

          As of September 30, 2012, we had a total of 16,123,288 shares of common stock outstanding as follows:

Shares of Class A common stock (adjusted for the one-for-two reverse stock split)	11,657,563
Shares of Class B common stock issued in connection with our 2012 Offering	3,650,000
Shares of restricted Class B common stock issued to officers and directors in connection with our 2012 Offering	312,499
Shares of Class B common stock issued pursuant to exercise of the underwriters over-allotment option	503,226
Total shares of common stock outstanding subsequent to our 2012 Offering	16,123,288

4. REAL ESTATE ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions

          Preston & Royal Village – We entered into a purchase and sale agreement on October 12, 2012 with Preston Royal Realty Company to purchase Preston Royal Village Shopping Center, a retail shopping center containing approximately 230,000 square feet of gross leasable area located in Dallas, TX, for a purchase price of $62.0 million, exclusive of closing costs. The property, originally built in 1958, is comprised of a fee simple interest in the northwest corner portion and a ground leasehold interest in the northeast corner portion, with 27 years remaining on the ground lease. The property is currently 97.3% leased with major tenants including Tom Thumb, Barnes & Noble and Chico’s. We intend to fund the purchase price through a combination of cash on hand, draws on our $75.0 million Facility and, potentially, mortgage financing on the property. Pursuant to the purchase and sale agreement, we have earnest money of $1.25 million on deposit with the seller which will be applied towards the purchase price on the date of closing. During the inspection period, we had the right to terminate the agreement for any reason and receive a full refund of the earnest money. The inspection period expired on November 7, 2012. While no assurances can be made at this time, we expect the transaction to close in December 2012.

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

          Brookwood Village – On May 10, 2011, we completed the acquisition of Brookwood Village, a 28,774 square foot pharmacy-anchored, neighborhood shopping center located in the Buckhead District of Atlanta, Georgia. The property was renovated in 2000 and was 96% leased on the acquisition date. The anchor tenant is CVS/pharmacy and other tenants include Sprint, FedEx/Kinko’s and Subway. We acquired the property for $10.6 million in cash using proceeds from the $25.0 million Facility.

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

Pro Forma Results of Acquisitions

          Included in our consolidated statements of operations for the three months ended September 30, 2011 are revenues of $325,000 and net loss of $98,000 related to the operations of Alpharetta Commons beginning on the date of acquisition. Included in our consolidated statements of operations for the nine months ended September 30, 2011 are revenues of $2.0 million and net loss of $568,000 related to the operations of The Market at Lake Houston, Brookwood Village and Alpharetta Commons beginning on the respective dates of acquisition.

          The table below presents our pro forma results of operations for the three and nine months ended September 30, 2011, assuming that we acquired The Market at Lake Houston, Brookwood Village and Alpharetta Commons on January 1, 2011 (in thousands):

		Pro forma adjustments to historical results
	Historical results	Market at Lake Houston	Brookwood Village	Alpharetta Commons	Pro forma results
Three months ended September 30, 2011
Total revenues	$9,632	$—	$—	$163	$9,795
Net income available to stockholders	$1,118	$—	$—	$4	$1,122

Nine months ended September 30, 2011
Total revenues	$27,150	$315	$350	$917	$28,732
Net income available to stockholders	$3,020	$(66)	$(23)	$(206)	$2,725

Dispositions and Discontinued Operations

          Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our company. The operations and gains on sales reported in discontinued operations include those properties that have been sold and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties and business has been reclassified as discontinued operations in the accompanying statements of operations.

          We did not dispose of any of our properties during the nine months ended September 30, 2012. During 2011, we sold two non-core, single-tenant properties to a third party. The following table is a summary of our discontinued operations for the three and nine months ended September 30, 2012, and 2011 (in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$—	$4	$—	$201
Total revenues	—	4	—	201

Expenses:
General and administrative	—	(3)	—	(3)
Property expense	—	1	—	2
Legal and professional	—	8	—	43
Depreciation and amortization	—	—	—	13
Total expenses	—	6	—	55

Operating income	—	(2)	—	146

Other income (expense):
Interest and other income	—	—	—	4
State income taxes	—	—	—	(5)

Income (loss) from discontinued operations, net of taxes	$—	$(2)	$—	$145
Gain on sale of real estate acquired for resale, net of taxes	—	417	—	417
Income from discontinued operations	$—	$415	$—	$562
Basic and diluted income from discontinued operations per share	$—	$0.04	$—	$0.05

5. INVESTMENTS IN ADVISED FUNDS

          As of September 30, 2012, our Advised Funds included four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

High Net Worth Investment Funds

          In August 2012, AIGF, one of our high net worth investment funds, sold its remaining real estate asset, and the fund was liquidated. We received approximately $2.3 million as final payment of AIGF’s note receivable and related accrued interest. See also “Notes Receivable – Related Party” in Note 2 above.

          Our remaining four high net worth investment funds are limited partnerships, wherein each of the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 3.0%. As a sponsor of our Advised Funds, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, the general partner begins sharing in the available cash flow at various promoted levels.

          MIG – MIGC, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own a 1.4% limited partner interest in MIG. MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation commencement date has been extended to March 2013, pursuant to the approval of a majority of the limited partners. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG II – MIGC II, our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own a 1.6% limited partner interest in MIG II. MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation commencement date has been extended to March 2013, pursuant to the approval of a majority of the limited partners. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG III – MIGC III, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. We currently own a 1.1% limited partner interest in MIG III. Once the liquidation commencement begins, we, as general partner, will begin to actively market all operating properties, complete all development and redevelop projects and wind up operations in an orderly fashion, which may take months or years to complete. MIG III has a liquidation commencement date of October 31, 2012, and we have initiated a strategic plan to maximize the value of this fund; however, we may seek to retroactively extend the liquidation commencement date, subject to approval by a majority of the limited partners, if attractive market sales opportunities do not materialize over the next few months. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG IV – MIGC IV, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own a 1.6% limited partner interest in MIG IV. MIG IV is scheduled to commence liquidation in November 2013; however, we may extend the liquidation commencement date, subject to approval by a majority of the limited partners. Once the liquidation commencement begins, we, as general partner, will begin to actively market all operating properties, complete all development and redevelop projects and wind up operations in an orderly fashion, which may take months or years to complete. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

          The following table sets forth certain interest and sharing information for the MIG, MIG II, MIG III and MIG IV Advised Funds:

			Sharing Ratios(1)
Advised Fund	LP interest	GP interest	LP	GP	LP Preference
MIG	1.40%	1.00%	99%	1%	8%
			90%	10%	10%
			80%	20%	12%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

MIG II	1.60%	1.00%	99%	1%	8%
			85%	15%	12%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

MIG III	1.10%	1.00%	99%	1%	10%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

MIG IV	1.60%	1.00%	99%	1%	8.50%
			0%	100%	40% Catch Up
			60%	40%	Thereafter

(1)

Using MIG as an example of how the sharing ratios and LP preference provisions are applied, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

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

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Acquired lease intangible assets:
In-place leases	$21,807	$22,720
In-place leases – accumulated amortization	(13,696)	(12,978)
Above-market leases	2,184	2,247
Above-market leases – accumulated amortization	(1,858)	(1,850)
Acquired leases intangibles, net	$8,437	$10,139

Acquired lease intangible liabilities:
Below-market leases	$4,509	$4,623
Below-market leases – accumulated amortization	(2,709)	(2,602)
Acquired below-market lease intangibles, net	$1,800	$2,021

Income Statement Presentation

         The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Presentation	2012	2011
Three months ended September 30,
In-place leases	amortization expense	$565	$674
Above-market leases	reduction of rental income	$24	$49
Below-market leases	increase in rental income	$72	$67

Nine months ended September 30,
In-place leases	amortization expense	$1,631	$988
Above-market leases	reduction of rental income	$71	$60
Below-market leases	increase in rental income	$221	$128

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

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2012, and December 31, 2011 (in thousands):

September 30, 2012	Level 1	Level 2	Level 3
Fixed-rate notes payable	$—	$171,729	$—

December 31, 2011	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Fixed-rate notes payable	$—	$150,839	$—

Notes Receivable

          During 2010, we recorded an impairment of $1.3 million on a $4.6 million note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. As of December 31, 2011, the fair value of the note was $3.3 million based on an average, per-acre price of vacant tracts of land recently sold near downtown Dallas, Texas. In May 2012, the borrower made a $1.0 million payment, and we recorded an impairment recovery of $229,000. As of September 30, 2012, the fair value of the underlying collateral exceeded the note balance recorded on our balance sheet. We have concluded that our valuation of the seller-financing note as of December 31, 2011 is classified in Level 2 of the fair value hierarchy.

Notes Payable

          Our notes payable consist of both variable-rate and fixed-rate notes; however, our only variable rate debt at September 30, 2012 is the $75.0 million Facility, which has no outstanding balance. Accordingly, its fair value is $0, which is also its carrying value. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

8. NOTES PAYABLE

          Our outstanding debt as of September 30, 2012, and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Fixed-rate mortgage loans	$161,995	$141,373
Variable-rate secured line of credit (1)	—	19,345
Variable-rate secured loans	—	40,940
Total	$161,995	$201,658

(1)

On August 1, 2012, we repaid the $25.0 million Facility with proceeds received from our 2012 Offering, and we subsequently entered into the $75.0 million Facility, $60.0 million of which is available to us based upon the value of our unencumbered asset pool. As of September 30, 2012, we have no borrowings outstanding under the $75.0 million Facility.

          As of September 30, 2012, the $75.0 million Facility was our primary source of additional credit. The $75.0 million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default. We expect to use the $75.0 million Facility for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75.0 million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The amount available for us to borrow under the $75.0 million Facility at any given time will be subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of less than 1.50 to 1.0.

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

          In August 2012, we refinanced the debt securing our Uptown Plaza–Dallas property in the amount of $14.0 million. The new loan bears a fixed interest rate of 4.25% and includes monthly payments of principal and interest assuming 30-year amortization period with a final lump sum payment due August 10, 2022.

          In February 2012, we refinanced the mortgage on our Brookwood Village property with a 10-year note that bears interest at 5.4% with monthly payments of principal and interest assuming 30-year amortization period with a final lump sum payment due February10, 2022.

          As of September 30, 2012, the weighted average interest rate on our fixed-rate debt was 5.0%, and the weighted average remaining life of such debt was 4.4 years.

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

          As further described in Note 3, we completed a one-for-two reverse stock split of our Class A common stock on July 23, 2012 in connection with our 2012 Offering. Accordingly, all Class A share amounts and related per share data, including our EPS data below have been presented to reflect the reverse stock split. The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Continuing Operations
Income from continuing operations attributable to common stockholders	$1,023	$703	$3,726	$2,458
Less: Dividends attributable to unvested restricted stockholders	(88)	(41)	(178)	(124)
Basic and Diluted — Income from continuing operations	935	662	3,548	2,334
Discontinued Operations
Basic and Diluted — Income from discontinued operations	—	415	—	562
Net income attributable to common stockholders after allocation to participating securities	$935	$1,077	$3,548	$2,896

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	14,051	11,393	12,294	11,381

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.07	$0.06	$0.29	$0.21
Income from discontinued operations attributable to common stockholders	$—	$0.04	$—	$0.05
Net income attributable to common stockholders	$0.07	$0.10	$0.29	$0.26

(1)

Weighted average shares outstanding do not include unvested restricted shares totaling 440 and 207 for the three months ended September 30, 2012, and 2011, respectively and 297 and 207 for the nine months ended September 30, 2012 and 2011, respectively.

10. STOCKHOLDERS’ EQUITY

Common Stock

          On July 23, 2012, we filed with the SDAT amendments to our charter that (i) renamed all of the issued and unissued shares of our common stock, par value $0.01 per share to “Class A common stock,” (ii) effected a 1-for-2 reverse stock split of our Class A common stock, and (iii) changed the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we filed with the SDAT articles supplementary to our charter that created a new class of common stock, par value $0.01 per share, entitled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. Each share of Class B common stock has the following rights:

•	the right to vote together with Class A common stockholders on all matters on which holders of our Class A and Class B common stock are entitled to vote;
•	one vote with respect to all matters voted upon by our Class A and Class B common stockholders;
•	the right to receive distributions equal to any distributions declared on shares of our Class A common stock; and
•	liquidation rights equal to the liquidation rights of each share of Class A common stock.

          Each of the articles of amendment and the articles supplementary were effective upon filing with the SDAT. All Class A share amounts and related per share data included in the consolidated financial statements and related footnotes have been presented to reflect the reverse stock split.

          In accordance with the amendments to our charter on July 23, 2012, we are authorized to issue 1,050,000,000 shares of capital stock consisting of 100,000,000 shares of Class A common stock, par value $0.01 per share, 900,000,000 shares of Class B common stock, par value $0.01 per share and 50,000,000 shares of preferred stock, par value $0.01 per share. As further described in Note 3, we completed the sale of 3,650,000 shares of our Class B common stock on August 1, 2012 in connection with our offering and sold an additional 503,226 shares of Class B common stock on August 24, 2012 pursuant to the exercise of the underwriters’ over-allotment option. In connection with our 2012 Offering, we also issued 312,499 shares of restricted Class B common stock to our officers and directors that will vest over a ten-year period.

          As of September 30, 2012 and December 31, 2011, there were 11,657,563 and 11,598,959 shares of our Class A common stock and 4,465,725 and 0 shares of our Class B common stock issued and outstanding, respectively. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

Equity Incentive Plan

          Our 1999 Flexible Incentive Plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares of our restricted common stock. All long-term compensation awards are designed to vest over a period of three to ten years and promote retention of our team. Effective July 23, 2012, we amended the 1999 Flexible Incentive Plan to provide that all future awards are in, or related to, shares of our Class B common stock.

Restricted Stock Issuances

          Deferred compensation includes grants of restricted stock to our directors and officers as a form of long-term compensation. The share grants vest over a period of three to ten years. We determine the fair value of the restricted stock as the number of shares awarded multiplied by the fair value per share of our common stock on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.

          The following table presents restricted share activity during the nine months ended September 30, 2012 and 2011:

	2012		2011
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	207,199	$17.86	215,588	$17.56
Granted	376,970	13.91	42,500	17.94
Vested	(41,653)	16.28	(48,280)	16.66
Forfeited	—	—	(2,609)	16.74
End of period	542,516	$15.24	207,199	$17.86

          The total grant date fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $678,000 and $804,000 respectively. Total compensation cost recognized related to restricted stock during the nine months ended September 30, 2012 and 2011, was $555,000 and $418,000, respectively. As of September 30, 2012, total unrecognized compensation cost related to restricted stock was $7.4 million, and the weighted average period over which we expect this cost to be recognized is 7.0 years.

11. RELATED PARTY TRANSACTIONS

          See Note 5 regarding investments in our Advised Funds, Note 2 regarding notes receivable from affiliates and Note 4 for a discussion of our acquisition of The Market at Lake Houston.

          The table below details our income and administrative cost reimbursements from the Advised Funds for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Real estate fee income(1)	$738	$534	$2,330	$1,917
Asset management fee income(2)	155	231	466	833
Construction management fee income(3)	64	53	177	181
Advisory services income - related party	$957	$818	$2,973	$2,931

Reimbursements of administrative costs	$231	$199	$641	$555

(1)

We earn real estate fee income by providing property acquisition, leasing and property management services to our Advised Funds. We own 100% of the entities that serve as the general partner for the funds.

(2)

We earn asset management fees from our Advised Funds for providing accounting related and investor relation services, facilitating the deployment of capital and other services provided in conjunction with operating the funds.

(3)	We earn construction management fees by managing construction and tenant build-out projects on behalf of our Advised Funds.

12. CONCENTRATIONS

          As of September 30, 2012, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas, which accounted for 18% and 15% of total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 19 of our properties are located in the Houston metropolitan area. These Houston properties represent 62.4% and 64.2% of our rental income for the nine months ended September 30, 2012 and 2011, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by our top ten tenants for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Kroger	$529	$529	$1,587	$1,587
Landry’s (1)	313	291	944	839
CVS/pharmacy	306	306	917	809
H-E-B	277	277	832	661
Publix(2)	195	—	586	136
Hard Rock Café	124	124	373	373
TGI Friday’s	115	113	340	338
The Container Store(3)	112	—	336	—
Champps Americana	106	106	317	318
Golden Corral	105	105	315	315
	$2,182	$1,851	$6,547	$5,376

(1)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmicks, Mortons and The Grotto.
(2)	Publix, a regional grocer, is the anchor tenant at Alpharetta Commons, which was acquired in July 2011.
(3)	Rent commenced on a new lease with The Container Store in Houston, Texas in November 2011.

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

Advisory Services Segments

          Our advisory services segments consist of our real estate operating and development business as well as our Advised Funds. The real estate operating and development business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our portfolio and Advised Funds. Our Advised Funds include four high net worth investment funds that have sold limited partnership interests to retail investors to develop, own, manage and add value to properties with an average holding period of two to four years and three joint ventures with institutional investors.

          Segment results for the three and nine months ended September 30, 2012 and 2011, are as follows (in thousands):

		Advisory Services
For the three months ended September 30, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$9,020	$50	$—	$9,070
Advisory services income - related party	—	802	155	957
Total revenue	9,020	852	155	10,027

General and administrative	691	1,043	30	1,764
Property expense	2,370	10	—	2,380
Legal and professional	198	27	2	227
Real estate commissions	—	129	—	129
Depreciation and amortization	2,210	6	—	2,216
Impairment recovery - notes receivable	(214)	—	—	(214)
Total expenses	5,255	1,215	32	6,502

Interest expense	(2,763)	—	—	(2,763)
Other income/(expense)	287	—	(26)	261
Income (loss) from continuing operations	$1,289	$(363)	$97	$1,023

		Advisory Services
For the three months ended September 30, 2011	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$8,760	$54	$—	$8,814
Advisory services income - related party	—	587	231	818
Total revenue	8,760	641	231	9,632

General and administrative	554	902	29	1,485
Property expense	2,221	15	—	2,236
Legal and professional	247	17	2	266
Real estate commissions	—	106	—	106
Acquisition costs	107	—	—	107
Depreciation and amortization	2,116	6	—	2,122
Total expenses	5,245	1,046	31	6,322

Interest expense	(2,648)	—	—	(2,648)
Other income/(expense)	125	3	(87)	41
Income (loss) from continuing operations	$992	$(402)	$113	$703

		Advisory Services
For the nine months ended September 30, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$26,826	$149	$—	$26,975
Advisory services income - related party	—	2,507	466	2,973
Total revenue	26,826	2,656	466	29,948

General and administrative	1,640	3,085	81	4,806
Property expense	6,771	21	—	6,792
Legal and professional	608	66	3	677
Real estate commissions	—	268	—	268
Depreciation and amortization	6,545	18	—	6,563
Impairment recovery - notes receivable	(443)	—	—	(443)
Total expenses	15,121	3,458	84	18,663

Interest expense	(7,992)	—	—	(7,992)
Other income/(expense)	559	2	(128)	433
Income (loss) from continuing operations	$4,272	$(800)	$254	$3,726

		Advisory Services
For the nine months ended September 30, 2011	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$23,958	$152	$—	$24,110
Advisory services income - related party	—	2,098	833	2,931
Lease termination fee income	109	—	—	109
Total revenue	24,067	2,250	833	27,150

General and administrative	1,482	2,622	91	4,195
Property expense	5,873	40	—	5,913
Legal and professional	736	49	3	788
Real estate commissions	—	292	—	292
Acquisition costs	222	—	—	222
Depreciation and amortization	6,053	18	—	6,071
Total expenses	14,366	3,021	94	17,481

Interest expense	(7,266)	—	—	(7,266)
Other income/(expense)	369	10	(324)	55
Income (loss) from continuing operations	$2,804	$(761)	$415	$2,458

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          References to “we,” “us,” “our” and “the company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

          Certain information presented in this Quarterly Report constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, FFO and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions in general and within our specific submarkets, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, the timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date of this Quarterly Report, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively, our core markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our core markets. We generally seek to invest in properties that possess the following attributes, which we refer to collectively as our “5Ds”:

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

•	Desirability of physical layout – physical attributes that provide the best opportunity for our tenants to attract and serve their target customers; and

•	Demarcation advantage – site-specific factors that influence traffic to our properties and require analysis beyond the raw demographic data.

Our Portfolio

          As of September 30, 2012, our portfolio consisted of 29 wholly-owned properties with approximately 1.2 million square feet of GLA, which were 96.8% leased and occupied with a weighted average remaining lease term of 5.3 years. Our neighborhood and community shopping centers accounted for 89.1% of our GLA and 90.9% of our annualized base rent as of September 30, 2012. Our single-tenant retail properties comprised 10.9% of our GLA and 9.1% of our annualized base rent.

          In connection with executing our investment strategy, we entered into a purchase and sale agreement on October 12, 2012 with Preston Royal Realty Company to purchase Preston Royal Village Shopping Center, a retail shopping center containing approximately 230,000 square feet of gross leasable area located in Dallas, TX, for a purchase price of $62.0 million, exclusive of closing costs. The property, originally built in 1958, is comprised of a fee simple interest in the northwest corner portion and a ground leasehold interest in the northeast corner portion, with 27 years remaining on the ground lease. The property is currently 97.3% leased with major tenants including Tom Thumb, Barnes & Noble and Chico’s. See also Note 4 to the Notes to Consolidated Financial Statements. While no assurances can be made at this time, we expect the transaction to close in December 2012.

Our 2012 Offering

          On July 23, 2012, we filed with the SDAT amendments to our charter that (i) renamed all of the issued and unissued shares of our common stock, par value $0.01 per share to “Class A common stock,” (ii) effected a 1-for-2 reverse stock split of our Class A common stock, and (iii) changed the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we filed with the SDAT articles supplementary to our charter that created a new class of common stock, par value $0.01 per share, entitled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. Each share of Class B common stock has the following rights:

•	the right to vote together with Class A common stockholders on all matters on which holders of our Class A and Class B common stock are entitled to vote;
•	one vote with respect to all matters voted upon by our Class A and Class B common stockholders;
•	the right to receive distributions equal to any distributions declared on shares of our Class A common stock; and
•	liquidation rights equal to the liquidation rights of each share of Class A common stock.

          Each of the articles of amendment and the articles supplementary were effective upon filing with the SDAT. All Class A share amounts and related per share data included in the consolidated financial statements and related footnotes have been presented to reflect the reverse stock split.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock in our 2012 Offering. In connection with our 2012 Offering, we simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $46.3 million, which were used to repay $45.3 million of mortgage debt, including the $25.0 million Facility. In addition, we issued 312,499 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period. On August 24, 2012, we sold an additional 503,226 shares of our Class B common stock to our underwriters at the offering price pursuant to the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $6.5 million from the sale of the additional shares.

          As of September 30, 2012, we had a total of 16,123,288 shares of Class A and Class B common stock outstanding as follows:

Shares of Class A common stock (adjusted for the one-for-two reverse stock split)	11,657,563
Shares of Class B common stock issued in connection with our 2012 Offering	3,650,000
Shares of restricted Class B common stock issued to officers and directors in connection with our 2012 Offering	312,499
Shares of Class B common stock issued pursuant to exercise of the underwriters over-allotment option	503,226
Total shares of common stock outstanding subsequent to our 2012 Offering	16,123,288

Our Advisory Services

          Advised Funds – As of September 30, 2012, our Advised Funds included four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. We have formed, invested in and managed 20 advised funds over the past 28 years.

          In August 2012, AIGF, one of our high net worth investment funds, sold its remaining real estate asset, and the fund was liquidated. As the sole owner of the general partner of each of the remaining four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our core markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of the date of this Quarterly Report, our Advised Funds held all or a portion of the ownership interests in 17 properties with approximately 2.2 million square feet of GLA and an undepreciated book value of $452 million.

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

RESULTS OF OPERATIONS

          As of September 30, 2012 and 2011, our portfolio was comprised of 29 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA. During the nine months ended September 30 2011, we sold two non-core, single-tenant properties, the results for which are presented in income from discontinued operations, and we acquired three neighborhood shopping centers.

Comparison of the three months ended September 30, 2012, to the three months ended September 30, 2011

          Below are the results of operations for the three months ended September 30, 2012 and 2011 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since July 1, 2011.

	Three months ended September 30,
	2012	2011	Change $	Change %
Same store properties (27 properties)
Rental income (1)	$6,283	$6,107	$176	2.9%
Recovery income (1)	2,117	2,124	(7)	(0.3)%
Percentage rent (1)	102	105	(3)	(2.9)%
Less:
Property expenses	2,248	2,181	(67)	(3.1)%
Same store net operating income	6,254	6,155	99	1.6%
Non-same store properties (2 properties)
Rental income (1)	369	279	90	32.3%
Recovery income (1)	103	92	11	12.0%
Less:
Property expenses	132	93	(39)	(41.9)%
Non-same store net operating income	340	278	62	22.3%
Total net operating income(2)	6,594	6,433	161	2.5%

Other revenues (see further detail below):	1,414	1,174	240	20.4%

Less other expenses (see further detail below):	6,985	6,904	(81)	(1.2)%

Income from continuing operations	1,023	703	320	45.5%
Income from discontinued operations	—	415	(415)	(100.0)%
Net income	$1,023	$1,118	$(95)	(8.5)%

Other data
Funds from operations(3)	$3,380	$3,376	$4	0.1%
Number of properties at end of period	29	29	n/a	n/a
Percent leased at end of period(4)	96.8%	93.0%	n/a	3.8%
Distributions per share	$0.20	$0.20	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended September 30, 2012 and 2011, rental income from operating leases was $9,070 and $8,814, respectively.

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

(4)	Percent leased is calculated as (i) GLA under commenced leases as of September 30, 2012, divided by (ii) total GLA, expressed as a percentage.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased by $176,000, or 2.9%, on a same store basis to $6.3 million for the three months ended September 30, 2012, as compared to $6.1 million for the same period in 2011. Of this increase, $142,000 was driven by an increase in average occupancy percentage, and $34,000 was driven by an increase in average rental rates.

•	Recovery income. Recovery income remained comparable at $2.1 million on a same store basis for the three months ended September 30, 2012 and 2011.

•

Property expenses. Property expenses increased by $67,000, or 3.1%, on a same store basis as compared to $2.2 million for the same period in 2011. This increase was primarily the result of bad debt expense of $61,000 recorded for certain tenants at our Brookwood, Courtyard and Southbank properties during the three months ended September 30, 2012.

Non-same Store Properties – Property revenues and Property expenses.

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisition of Alpharetta Commons on July 29, 2011. The results of operations for Alpharetta Commons have been recorded in our consolidated statements of operations from the date of acquisition.

Other Revenues:

          Overall, other revenues increased by $240,000, or 20.4%, to $1.4 million for the three months ended September 30, 2012, as compared to $1.2 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Three months ended September 30,
	2012	2011	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	96	$107	$(11)	(10.3)%
Advisory services income - related party:
Real estate fee income - related party	738	534	204	38.2%
Asset management fee income - related party	155	231	(76)	(32.9)%
Construction management fee income - related party	64	53	11	20.8%
Total advisory services income - related party	957	818	139	17.0%
Interest and other income	125	126	(1)	(0.8)%
Interest and other income - related party	236	123	113	91.9%
Total other revenues	$1,414	$1,174	$240	20.4%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

•

Real estate fee income – related party. Real estate fee income – related party increased by $204,000, or 38.2%, to $738,000 for the three months ended September 30, 2012, as compared to $534,000 for the same period in 2011. This increase was due to additional leasing activity for properties we manage on behalf of our Advised Funds resulting in increased commissions during the three months ended September 30, 2012 as compared to the same period in 2011.

•

Asset management fee income – related party. Asset management fee income – related party decreased by $76,000, or 32.9%, to $155,000 for the three months ended September 30, 2012, as compared to $231,000 for the same period in 2011. Our asset management fees are calculated based upon the net equity raised in the Advised Funds that we manage. Through a combination of property sales in our Advised Funds and the voluntary reduction by us as general partner of the asset management fees in response to the past economic recession, our asset management fee income – related party has decreased since the second quarter of 2011.

•

Interest and other income – related party. Interest and other income – related party increased by $113,000 or 91.9%, to $236,000 for the three months ended September 30, 2012, as compared to $123,000 for the same period in 2011. This increase was due to $140,000 of interest income from a payment we received from AIGF on our note receivable balance from them representing accrued, but previously unrecognized interest income that had been reserved.

Other Expenses:

          Overall, other expenses increased by $81,000, or 1.2%, to $7.0 million for the three months ended September 30, 2012, as compared to $6.9 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Three months ended September 30,
	2012	2011	Change $	Change %
Straight-line bad debt recoveries(1)	$—	$(38)	$(38)	(100.0)%
General and administrative	1,764	1,485	(279)	(18.8)%
Legal and professional	227	266	39	14.7%
Real estate commissions	129	106	(23)	(21.7)%
Acquisition costs	—	107	107	100.0%
Depreciation and amortization	2,216	2,122	(94)	(4.4)%
Impairment recovery - notes receivable	(214)	—	214	*
Loss from Advised Funds	26	74	48	64.9%
State income taxes	74	134	60	44.8%
Interest expense	2,763	2,648	(115)	(4.3)%
Total other expenses	$6,985	$6,904	$(81)	(1.2)%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

General and administrative. General and administrative expense increased by $279,000, or 18.8%, to $1.8 million for the three months ended September 30, 2012, as compared to $1.5 million for the same period in 2011. This increase was primarily attributable to (i) additional deferred compensation expense of approximately $134,000 associated with the 312,499 shares of restricted Class B common stock issued to management in connection with our 2012 Offering and (ii) the accelerated timing of our performance compensation accrual of approximately $109,000 versus the prior period (we expect our annual 2012 performance compensation awards to be consistent with our 2011 performance compensation awards).

•

Acquisition costs. Acquisition costs were $107,000 for the three months ended September 30, 2011. Such costs were related to the acquisition of Alpharetta Commons on July 29, 2011. We have not acquired any properties in 2012.

•

Depreciation and amortization. Depreciation and amortization expense increased by $94,000, or 4.4%, to $2.2 million for the three months ended September 30, 2012, as compared to $2.1 million for the same period in 2011. This increase was primarily attributable to the acquisition of Alpharetta Commons on July 29, 2011.

•

Impairment recovery – notes receivable. Impairment recovery – notes receivable was $214,000 during the three months ended September 30, 2012. During the period, we received a $2.3 million payment from AIGF on its note receivable, a portion of which had previously been reserved.

•

Interest expense. Interest expense increased by $115,000, or 4.3%, to $2.8 million for the three months ended September 30, 2012, as compared to $2.6 million for the same period in 2011. The increase was primarily due to the write off of $368,000 of unamortized loan premiums during the third quarter of 2012 when we repaid $45.3 million of debt on August 1, 2012 with proceeds received from our 2012 Offering and refinanced our Uptown Dallas property mortgage. In addition, we incurred increased interest from borrowings associated with the acquisition of Alpharetta Commons during 2011 that were outstanding for all of three months ended September 30, 2012. This increase was partially offset by interest savings on lower average debt balances from the $45.3 million paydown of debt on August 1, 2012.

Comparison of the nine months ended September 30, 2012, to the nine months ended September 30, 2011

          Below are the results of operations for the nine months ended September 30, 2012 and 2011 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since January 1, 2011.

	Nine months ended September 30,
	2012	2011	Change $	Change %
Same store properties (25 properties)
Rental income (1)	$17,190	$16,652	$538	3.2%
Recovery income (1)	5,707	5,306	401	7.6%
Percentage rent (1)	134	95	39	41.1%
Less:
Property expenses	6,011	5,561	(450)	(8.1)%
Same store net operating income	17,020	16,492	528	3.2%
Non-same store properties (4 properties)
Rental income (1)	2,837	1,564	1,273	81.4%
Recovery income (1)	835	573	262	45.7%
Less:
Property expenses	878	557	(321)	(57.6)%
Non-same store net operating income	2,794	1,580	1,214	76.8%
Total net operating income(2)	19,814	18,072	1,742	9.6%

Other revenues (see further detail below):	4,000	3,527	473	13.4%

Less other expenses (see further detail below):	20,088	19,141	(947)	(4.9)%

Income from continuing operations	3,726	2,458	1,268	51.6%
Income from discontinued operations	—	562	(562)	(100.0)%
Net income	$3,726	$3,020	$706	23.4%

Other data
Funds from operations(3)	$10,715	$9,503	$1,212	12.8%
Number of properties at end of period	29	29	n/a	—
Percent leased at end of period(4)	96.8%	93.0%	n/a	3.8%
Distributions per share	$0.60	$0.60	$—	—

(1)

Rental income from operating leases on the consolidated statement of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the nine months ended September 30, 2012 and 2011, rental income from operating leases was $26,975 and $24,110, respectively.

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

(4)	Percent leased is calculated as (i) GLA under commenced leases as of September 30, 2012, divided by (ii) total GLA, expressed as a percentage.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased by $538,000, or 3.2%, on a same store basis to $17.2 million for the nine months ended September 30, 2012, as compared to $16.7 million for the same period in 2011. Of this increase, $340,000 was driven by an increase in average occupancy percentage, and $198,000 was driven by an increase in average rental rates.

•

Recovery income. Recovery income increased by $401,000, or 7.6%, on a same store basis to $5.7 million for the nine months ended September 30, 2012, as compared to $5.3 million for the same period in 2011. This increase is due to a new lease with a national tenant at one of our single tenant properties as well as lower property tax recoveries in 2011 resulting from a favorable property tax refund received during 2011 and passed along to our tenants at our MacArthur Park property. This increase was partially offset by a property tax refund received during 2012 at our Uptown Plaza – Dallas property.

•

Property expenses. Property expenses increased by $450,000 or 8.1%, on a same store basis to $6.0 million for the nine months ended September 30, 2012, as compared to $5.6 million for the same period in 2011. This same store increase is attributable to an increase in bad debt expense recorded during 2012 as we continue to monitor collectability of our tenant receivables and due to lower property taxes in 2011 resulting from a favorable property tax refund received at our MacArthur Park property. This increase was partially offset by a property tax refund received during 2012 at our Uptown Plaza – Dallas property.

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

Other Revenues:

          Overall, other revenues increased by $473,000, or 13.4%, to $4.0 million for the nine months ended September 30, 2012, as compared to $3.5 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Nine months ended September 30,
	2012	2011	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$272	$(80)	$352	*
Advisory services income - related party:
Real estate fee income - related party	2,330	1,917	413	21.5%
Asset management fee income - related party	466	833	(367)	(44.1)%
Construction management fee income - related party	177	181	(4)	(2.2)%
Total advisory services income - related party	2,973	2,931	42	1.4%
Lease termination fee income	—	109	(109)	(100.0)%
Interest and other income	362	383	(21)	(5.5)%
Interest and other income - related party	393	184	209	113.6%
Total other revenues	$4,000	$3,527	$473	13.4%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased by $352,000 to accretion of $272,000 during the nine months ended September 30, 2012, as compared to amortization of $80,000 for the same period in 2011. This increase is due to the accelerated amortization of accrued rent balances for certain tenants in 2011.

•

Real estate fee income – related party. Real estate fee income – related party increased by $413,000, or 21.5.%, to $2.3 million for the nine months ended September 30, 2012, as compared to $1.9 million for the same period in 2011. This increase is primarily attributable to disposition fees earned upon the sale of a land parcel by one of our Advised Funds and increased development fees during 2012 associated with the redevelopments of properties that we manage for our Advised Funds. This increase was partially offset by a reduction in lease commissions earned as we executed leases for several anchor tenants in 2011 for properties that we manage on behalf of our Advised Funds.

•

Asset management fee income– related party. Asset management fee income – related party decreased by $367,000, or 44.1%, to $466,000 for the nine months ended September 30, 2012, as compared to $833,000 for the same period in 2011. Our asset management fees are calculated based upon the net equity raised in the Advised Funds that we manage. Through a combination of property sales in our Advised Funds, and the voluntary reduction by us as the general partner of the asset management fees in response to the past economic recession, our asset management fee income – related party has decreased since the second quarter of 2011.

•

Lease termination fee income. Lease termination fee income was $109,000 for the nine months ended September 30, 2011 and was related to the early termination of a lease at our Southbank property in the second quarter of 2011. We had no such comparable lease termination income during the nine months ended September 30, 2012.

•

Interest and other income – related party. Interest and other income – related party increased by $209,000 or 113.6%, to $393,000 for the nine months ended September 30, 2012, as compared to $184,000 for the same period in 2011. This increase was due to $140,000 of interest income from a payment we received from AIGF on our note receivable balance from them representing accrued, but previously unrecognized interest income that had been reserved. In addition we also recognized additional interest income from larger average outstanding balances on notes receivable from our Advised Funds.

Other Expenses:

          Overall, other expenses increased by $947,000, or 4.9%, to $20.1 million for the nine months ended September 30, 2012, as compared to $19.1 million for the same period in 2011, primarily due to the following (in thousands, except for percentages):

	Nine months ended September 30,
	2012	2011	Change $	Change %
Straight-line bad debt recoveries(1)	$(97)	$(205)	$(108)	(52.7)%
General and administrative	4,806	4,195	(611)	(14.6)%
Legal and professional	677	788	111	14.1%
Real estate commissions	268	292	24	8.2%
Acquisition costs	—	222	222	100.0%
Depreciation and amortization	6,563	6,071	(492)	(8.1)%
Impairment recovery - notes receivable	(443)	—	443	*
Loss from Advised Funds	128	324	196	60.5%
State income taxes	194	188	(6)	(3.2)%
Interest expense	7,992	7,266	(726)	(10.0)%
Total other expenses	$20,088	$19,141	$(947)	(4.9)%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries decreased by $108,000 or 52.7%, to $97,000 for the nine months ended September 30, 2012, as compared to $205,000 for the same period in 2011. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. We previously recorded a reserve against the accrued rent balances due from certain of our tenants that we believed may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of such rents as well as a stabilizing economy. A smaller portion of such reserve was reversed during the 2012 period.

•

General and administrative. General and administrative expense increased by $611,000, or 14.6%, to $4.8 million for the nine months ended September 30, 2012, as compared to $4.2 million for the same period in 2011. This increase was primarily attributable to (i) additional deferred compensation expense of $151,000, including $134,000 associated with the 312,499 shares of restricted Class B common stock issued to management in connection with our 2012 Offering and (ii) increased compensation cost and the accelerated timing of our performance compensation accrual of approximately $390,000 versus the prior period (we expect our annual 2012 performance compensation awards to be consistent with our annual 2011 performance compensation awards).

•

Legal and Professional. Legal and professional expense decreased by $111,000, or 14.1% to $677,000 for the nine months ended September 30, 2012, as compared to $788,000 for the same period in 2011. This decrease was primarily due to (i) timing differences associated with professional fee accrual estimates, primarily our audit fees, between the current and prior periods of approximately $64,000, and (ii) we incurred lower transfer agent and employee placement fees during 2012 of approximately $56,000.

•

Acquisition costs. Acquisition costs were $222,000 for the nine months ended September 30, 2011. Such costs were related to the acquisitions of The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011 and Alpharetta Commons on July 29, 2011. We have not acquired any properties in 2012.

•

Depreciation and amortization. Depreciation and amortization expense increased by $492,000 or 8.1%, to $6.6 million for the nine months ended September 30, 2012, as compared to $6.1 million for the same period in 2011. This increase is primarily attributable to the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011.

•

Impairment recovery – notes receivable. Impairment recovery – notes receivable was $443,000 during the nine months ended September 30, 2012. During the second quarter of 2012, we received a $1.0 million payment on a note receivable from a third party that had previously been reserved, and we recorded an impairment recovery of $229,000. During the third quarter of 2012, we received a $2.3 million payment from AIGF on its note receivable, a portion of which had previously been reserved, and we recorded an impairment recovery of $214,000. We had no comparable impairment recoveries during the nine months ended September 30, 2011.

•

Loss from Advised Funds. Loss from Advised Funds decreased by $196,000, or 60.5%, to $128,000 during the nine months ended September 30, 2012, as compared to $324,000 for the same period in 2011. This decrease is attributable to our portion of a debt forgiveness gain that was recorded by one of our Advised Funds from the disposition of one of its properties during 2012. During the prior period, we recorded our portion of an impairment loss related to that same Advised Fund property.

•

Interest Expense. Interest expense increased by $726,000, or 10.0%, to $8.0 million for the nine months ended September 30, 2012, as compared to $7.3 million for the same period in 2011. The increase was primarily due to the write off of $368,000 of unamortized loan premiums during the third quarter of 2012 when we repaid $45.3 million of debt on August 1, 2012 with proceeds received from our 2012 Offering and refinanced our Uptown Dallas property mortgage. In addition, we incurred increased interest from borrowings associated with the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011. This increase was partially offset by interest savings on lower average debt balances from the $45.3 million pay down of debt on August 1, 2012.

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

          The table below details our FFO reconciliation to net income for the periods presented (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income(1)	$1,023	$1,118	$3,726	$3,020
Add:
Depreciation of real estate assets - from operations	2,204	2,106	6,523	6,012
Depreciation of real estate assets - from discontinued operations	—	—	—	13
Depreciation of real estate assets for nonconsolidated affiliates	153	152	466	458
Total FFO	$3,380	$3,376	$10,715	$9,503

(1)	Net income for the three and nine months ended September 30, 2011, includes acquisition costs of $107 and $222, respectively, incurred in connection with the acquisition of operating properties.

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

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$1,023	$1,118	$3,726	$3,020
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(96)	(107)	(272)	80
Lease termination fee income	—	—	—	(109)
Advisory services income - related party	(957)	(818)	(2,973)	(2,931)
Interest and other income	(125)	(126)	(362)	(383)
Interest and other income - related party	(236)	(123)	(393)	(184)
Straight-line rent bad debt recoveries(2)	—	(38)	(97)	(205)
General and administrative	1,764	1,485	4,806	4,195
Legal and professional	227	266	677	788
Real estate commissions	129	106	268	292
Acquisition costs	—	107	—	222
Depreciation and amortization	2,216	2,122	6,563	6,071
Impairment recovery - notes receivable	(214)	—	(443)	—
Loss from Advised Funds	26	74	128	324
State income taxes	74	134	194	188
Interest expense	2,763	2,648	7,992	7,266
Income from discontinued operations	—	(415)	—	(562)
Net operating income	$6,594	$6,433	$19,814	$18,072

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          On August 1, 2012, we repaid the $25 million Facility in full using proceeds from our 2012 Offering. As of September 30, 2012, cash on hand as well as our $75 million Facility were our primary sources of liquidity. As of September 30, 2012, we had $12.3 million of available cash on hand, as well as $60 million available under the $75 million Facility for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75 million Facility, which was entered into on August 3, 2012, has a term of three years and has an accordion feature that may allow us to increase the availability by $75 million to $150 million. The amount available for us to borrow under the $75 million Facility at any given time will be subject to the lesser of 55% of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of less than 1.50 to 1.0. Our ability to borrow under the $75 million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75 million Facility if we default on any of our other indebtedness that equals or exceeds $1 million, including any indebtedness we have guaranteed.

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements primarily from cash on hand, cash flows generated from the operation of our properties, proceeds from the $75 million Facility and, potentially, proceeds from new mortgages, as needed for acquisitions. The cash generated from operations is primarily paid to our stockholders in the form of dividends. As a REIT, we generally must make annual distributions to our stockholders of at least 90% of our REIT taxable income.

          We anticipate that our primary future uses of capital will include, but will not be limited to, operating expenses, scheduled debt service payments, property renovations, property expansions, and other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquisition of new assets compatible with our investment strategy. These capital expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to releasing and are subject to change as market and tenant conditions dictate.

          We may utilize several other forms of capital for funding our long-term liquidity requirements, including proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from the sale of property and the formation of joint ventures.

          We believe our current cash flows from operations, coupled with our $75 million Facility are sufficient to allow us meet our liquidity needs for both the near and longer term to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. We have no significant debt due within the next twelve months.

          We intend to maintain a financially disciplined and conservative capital structure. As of September 30, 2012, all of our debt outstanding was fixed, long-term mortgage financing, and our ratio of debt to gross book assets was 42%. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our Class B common stock in order to provide us with significant financial flexibility and to fund future growth.

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

Comparison of Cash Flows for the Nine months Ended September 30, 2012 and 2011

	Nine months ended September 30,
	2012	2011
Operating activities	$7,879	$12,572
Investing activities	$(1,249)	$(14,204)
Financing activities	$4,644	$2,293

          Operating Activities. The decrease in operating cash flows of approximately $4.7 million was primarily attributable to $2.0 million from the sales of properties (net of gain on sale) during 2011 and a decrease in cash inflows from receivables of $1.6 million resulting from the receipt of property tax escrow deposits in the first quarter of 2011 associated with a debt refinancing that closed in 2010. We refinanced two of our neighborhood and community shopping centers in December 2010 and received full reimbursement of our escrow accounts in January 2011.

          Investing Activities. The $13.0 million decrease in cash outflows from investing activities was primarily due to approximately $21.6 million paid for property acquisitions during 2011 with no such acquisitions during 2012, partially offset by $9.4 million in cash received during the first quarter of 2011 from our qualified intermediary. Our cash on deposit with the qualified intermediary represented the net proceeds from the sale of 17 single tenant properties during 2010. We deposited these proceeds with a qualified intermediary in 2010 and subsequently used a substantial portion of them to acquire properties during 2011 in accordance with Section 1031 of the Internal Revenue Code.

          Financing Activities. The $2.4 million increase in cash provided by financing activities was primarily due to the proceeds received from our 2012 Offering, net of offering costs, which was used to pay a large portion of our notes payable.

Off-Balance Sheet Arrangements

          As of September 30, 2012, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 5 of the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 2 of the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

Contractual Obligations

          As of September 30, 2012, we had the following contractual debt obligations, in thousands (see also Note 8 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2012	2013	2014	2015	2016	Thereafter	Total
The $75 million Facility	$—	$—	$—	$—	$—	$—	$—
Secured debt (1)	286	1,158	1,815	52,298	68,707	37,384	161,648
Unused credit fee (2)	66	263	263	153	—	—	745
Interest (2)	2,088	8,052	7,971	6,487	2,639	6,899	34,136
Non-cancelable operating lease payments	13	214	220	226	—	—	673
Total contractual obligations	$2,453	$9,687	$10,269	$59,164	$71,346	$44,283	$197,202

(1)

Secured debt as shown above is $347 less than the total secured debt as reported in the accompanying consolidated balance sheet due to the premium recorded on above market debt assumed in conjunction with the assumption of certain of our property acquisitions.

(2)

Interest expense includes our interest obligations on our $75.0 million Facility as well as all secured debt. The $75.0 million Facility is a variable-rate debt instrument. While we do not have any borrowings under the $75.0 million Facility, we pay an unused credit fee. This table assumes no outstanding borrowings and therefore includes an unused credit fee on the full $75 million committment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2012. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the Securities and Exchange Commission.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Our shares of Class A common stock are not traded on a national securities exchange, and we do not currently have a public stock buyback program in place. In July 2012, we purchased the fractional shares of Class A common stock from stockholders resulting from the one-for-two reverse stock split of our Class A common stock for an aggregate of $21,000.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2012 (1)	1,499	$14.00	—	—
August 1- August 31, 2012	—	—	—	—
September 1 – September 30, 2012	—	—	—	—
Total	1,499	$14.00	—	—

(1)	The shares were fractional shares of our Class A common stock purchased as a result of a one-for-two reverse split that was approved by our Board of Directors.

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

AmREIT, Inc.
(registrant)

Date: November 13, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 13, 2012	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1.1

Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.1.2	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.3	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.4	Articles Supplementary, effective July 23, 2012 (included as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2010, and incorporated herein by reference).

10.1	Amendment to 1999 Flexible Incentive Plan (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2012, and incorporated herein by reference).

10.2

Revolving Credit Agreement among AmREIT, Inc. and the lenders listed therein, with PNC Bank, National Association as Administrative Agent, PNC Capital Markets LLC as Sole Lead Arranger and Sole Bookrunner and Capital One, National Association, as Syndication Agent (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2012, and incorporated herein by reference).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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