Form 10-K
period 2012-12-31
AmREIT, Inc.
filed 2013-02-22
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35609

AmREIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8857707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000	77046
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 850-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Class B Common Stock	New York Stock Exchange
$0.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.01 par value per share
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

As of June 30, 2012, there was no established trading market for either our Class A or Class B common stock. The number of shares outstanding of each of the issuer’s classes of common stock held by non-affiliates of the registrant as of February 20, 2013 are as follows:

Number of shares outstanding
Class A Common Stock, $0.01 par value	11,657,563
Class B Common Stock, $0.01 par value	4,465,725

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed subsequently with the SEC into Part III of this Annual Report on Form 10-K to the extent stated herein.

AmREIT, Inc.

Annual report on Form 10-K
Fiscal year ended December 31, 2012

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

          Forward-looking statements that were true at the time made involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

DEFINITIONS

          As used in this Annual Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “AmREIT,” the “Company,” “we,” “us” and “our” refer to AmREIT, Inc., its predecessors and consolidated subsidiaries, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

2013 Proxy Statement	Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

2012 Offering

Our underwritten public offering in which we sold 3,650,000 shares of Class B common stock on August 1, 2012 and 503,226 shares of Class B common stock pursuant to exercise of an over-allotment option by the underwriters on August 24, 2012.

$25 Million Facility	Our $25 Million secured revolving credit facility as specified in our Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009 and repaid in full on August 1, 2012.

$75 Million Facility	Our $75 Million unsecured revolving credit facility as specified in our Revolving Credit Agreement with PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated August 3, 2012.

ABR	Annualized base rent, which is calculated by multiplying (i) monthly base rent as of December 31, 2012, for leases that had commenced as of such date, by (ii) 12.

Advised Funds

Collectively, our varying minority ownership interests in four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

AIGF	AmREIT Income and Growth Fund, Ltd.

AmREIT	AmREIT, Inc., a Maryland Corporation

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2012.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Class A common stock	Shares of our Class A common stock, par value $0.01 per share, which were previously designated “common stock,” and which are not currently listed on a national securities exchange.

Class B common stock	Shares of our Class B common stock, par value $0.01 per share, a new class of common stock created in connection with our 2012 Offering, which is listed on the NYSE under the symbol “AMRE.”

Core FFO

FFO in accordance with NAREIT’s definition excluding items that do not reflect ongoing property operations, such as acquisition expenses, expensed issuance costs and gains on the sale of real estate held for resale as management believes that they are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance with similar REITs.

Core Markets	The affluent, high growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States.

EPS	Earnings per share.

Exchange Act	Securities Exchange Act of 1934, as amended.

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

NYSE	New York Stock Exchange.

OCI	Other comprehensive income.

Preston Royal East	The northeast corner of the Preston Royal Shopping center consisting of 107,914 GLA in which we hold a ground lease interest with 27 years remaining on the ground lease.

Preston Royal Shopping Center

Collectively, a retail shopping center which was purchased as one contiguous property with approximately 230,000 square feet of GLA on the northwest and northeast corners of the intersection of Preston Road and Royal Lane in Dallas, Texas. It was 97.3% leased at acquisition, and its major tenants include Tom Thumb, Barnes & Noble and Chico’s. The northwest corner is comprised of a fee simple interest and subject to mortgage financing. The northeast corner consists of a ground lease interest with 27 years remaining on the ground lease. We purchased the properties for a total of $66.2 million on December 12, 2012. Because we financed the two corners independently, the two corners are separated by an intersection, and because we do not own the land on the northeast corner, we have accounted for these properties separately as Preston Royal East and Preston Royal West since the date of their acquisition.

Preston Royal West	The northwest corner of Preston Royal Shopping Center consisting of 122,564 square feet of GLA in which we hold a fee simple interest.

REIT	Real estate investment trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Texas Margin Tax

The tax charged to companies conducting business in Texas. It is computed by applying the applicable tax rate (1% for us) to the profit margin, which is determined for us as total revenue less a 30% standard deduction.

PART I

ITEM 1.	BUSINESS

BACKGROUND

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 29-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

Operating History

          From 1985 to 2000, AmREIT and its affiliates and predecessors acquired and developed mainly single-tenant retail properties across the United States, including in markets in California, Colorado, Georgia, Illinois, Kansas, Louisiana, Maryland, Minnesota, Missouri, New Mexico, New York, North Carolina, Oregon, Tennessee, Texas, Utah and Virginia. In 1995, we began investing in multi-tenant shopping centers, and in 2000, we refined our investment strategy to focus on total investor returns and value creation with less emphasis on current yield. We began to accumulate multi-tenant shopping centers in high barrier in-fill locations with strong demographics, taking advantage of population growth and increased affluence in Houston, Dallas, San Antonio and Austin as well as leveraging our expertise in Texas and our experienced property management team. Since 2000, we have recycled capital by selectively disposing of single-tenant retail properties located outside of our Core Markets and redeploying the proceeds into high-quality, multi-tenant shopping centers in our Core Markets. As of December 31, 2012, our single tenant properties only comprised 9.6% of our total GLA and 8.1% of our annualized base rent.

          Over the past 29 years, AmREIT and its predecessors have raised, sponsored and managed 20 advised funds targeting third-party equity capital, 13 of which have since been fully liquidated. With respect to the remaining seven Advised Funds, as of December 31, 2012, we managed three institutional joint ventures and four high net worth Advised Funds, which owned an aggregate of 2.2 million square feet of retail shopping center space. Our institutional partners in the joint ventures are J.P. Morgan Investment Management and AEW Capital. Through our sponsorship, our Advised Funds have raised approximately $250 million of equity capital that has been invested in high-quality retail centers and mixed-use developments.

Our 2012 Offering

          On July 23, 2012, we amended our charter to (i) rename all of the issued and unissued shares of our common stock, par value $0.01 per share to “Class A common stock,” (ii) effect a 1-for-2 reverse stock split of our Class A common stock, and (iii) change the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we filed articles supplementary to our charter that created a new class of common stock, par value $0.01 per share, titled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. Each share of Class B common stock has the following rights:

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

          All Class A share amounts and related per share data included in this Annual Report have been presented to reflect the reverse stock split.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock and simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $46.3 million, which were used to repay $45.3 million of mortgage debt, including the $25 Million Facility. On August 24, 2012, we sold an additional 503,226 shares of our Class B common stock to our underwriters at the offering price pursuant to the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $6.5 million from the sale of the additional shares. In addition, we issued 312,499 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period. Upon completion of our 2012 Offering and as of December 31, 2012, our capital structure was as follows:

Shares of Class A common stock (adjusted for the one-for-two reverse stock split)	11,657,563
Shares of Class B common stock issued in connection with our 2012 Offering	4,465,725
Total shares of common stock outstanding subsequent to our 2012 Offering	16,123,288

Our Business and Growth Strategies

          Increase Scale by Capitalizing on Acquisition Opportunities. Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively, our Core Markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our Core Markets. We believe that properties located in the most prominent retail districts of high barrier-to-entry markets will experience greater value appreciation, greater rental rate increases and higher and more stable occupancy rates than similar properties in less prominent locations of high barrier-to-entry markets or than properties located in low barrier-to-entry markets. Demonstration of our strategy can been seen with our acquisitions of Preston Royal Village Shopping Center in December 2012 and Alpharetta Commons, Brookwood Village and The Market at Lake Houston properties in 2011.

          Employ Disciplined Investment Screening. We carefully review potential acquisitions that meet our investment criteria, performing rigorous and detailed analyses, including analyses of submarket demographics, location, tenants, retail sales, rental rates and projected returns. Moreover, prior to expanding into new markets, we rigorously map local submarkets to ensure that potential acquisitions are in locations consistent with our strategy of owning assets in the most affluent and densely populated areas of a particular market. We generally seek to invest in properties that possess the following attributes, which we refer to collectively as our “5Ds”:

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

          Proactively Manage and Lease Properties. We will continue to actively manage our portfolio, employ aggressive leasing strategies and leverage the extensive acquisition, development, redevelopment, leasing and property management experience of our team to increase occupancy rates at our properties, attract high-quality tenants, maximize tenant retention rates and increase property cash flows.

          Expand Portfolio through Redevelopment and Expansion Opportunities at Our Properties. We intend to capitalize on the in-fill locations of our properties with high barriers to entry by selectively redeveloping and expanding our existing properties where we believe we can generate attractive risk-adjusted returns. We have historically added high-quality amenities to our properties such as additional parking, enhanced signage, and common areas situated around water or other natural features, which we believe improves tenant mix and generates higher average base rents. Our redevelopment and expansion initiatives also may include expanding or reconfiguring existing retail space, developing pad sites or building other property types adjacent to our existing shopping centers, thereby creating mixed-use properties that augment our retail operations and generate revenue enhancing opportunities for such properties.

          Fund Growth through Multiple Capital Sources and Recycling of Capital. In addition to continuing to access available capital from public and private markets, we intend to generate additional capital through selling selected properties that no longer meet our investment criteria and selectively redeploying capital into high-quality multi-tenant shopping centers with higher overall return prospects.

OUR PORTFOLIO

          As of December 31, 2012, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA, which were 96.7% leased and occupied with a weighted average remaining lease term of 5.2 years. Our neighborhood and community shopping centers accounted for 90.4% of our GLA and 91.9% of our annualized base rent as of December 31, 2012. Our single-tenant retail properties comprised 9.6% of our GLA and 8.1% of our annualized base rent. See also Item 2. “Our Properties” of this Annual Report

Recent Acquisition and Disposition Activity:

•

On December 12, 2012, we completed the acquisition of the Preston Royal Village Shopping Center, a retail shopping center, containing approximately 230,000 square feet of GLA, for a total of $66.9 million, including closing costs and prorations of approximately $800,000. The property was originally built in 1956 and 1959 and is located on the northwest corner and northeast corner of the intersection of Preston Road and Royal Lane in Dallas, Texas. The northwest corner is comprised of a fee simple interest and subject to mortgage financing. The northeast corner consists of a ground lease interest with 27 years remaining on the ground lease. We account for each corner as a separate property (Preston Royal West and Preston Royal East). Collectively, the properties were 97.3% leased as of December 31, 2012 with major tenants including Tom Thumb, Barnes & Noble and Chico’s. We funded the purchase through funds drawn against our $75 Million Facility, cash on hand and mortgage financing of $23.4 million. See also Note 4 to the Notes to Consolidated Financial Statements.

•	During 2012 we completed the construction of a single tenant property comprising an additional 8,046 square feet of GLA.

•

On January 24, 2013, we entered into a joint venture agreement with an institutional joint venture partner to form a joint venture through our contribution of our MacArthur Park property to a newly-organized single purpose entity as well as the acquisition by the joint venture of the contiguous property to the north (“MacArthur Park Phase I”), excluding Target. The institutional joint venture partner will contribute cash for a 70% interest in the joint venture. The joint venture would concurrently purchase MacArthur Park Phase I, currently owned by an unrelated third party, for approximately $26.2 million and place mortgage financing on the entire combined property of approximately $43.9 million. The joint venture will fully repay the MacArthur Park debt of approximately $8.8 million (including a $2.2 million defeasance penalty). At the conclusion of this transaction, we will hold a 30% ownership interest in the joint venture and receive net cash proceeds of approximately $35.4 million which will be used to repay borrowings under our $75 Million Facility. We will continue to manage and lease MacArthur Park on behalf of the joint venture and we retain a right of first offer to acquire the project in the future, after a lock out period. We expect this transaction to close in March 2013; however, closing is subject to customary closing conditions and we can make no assurances of when or if this joint venture will actually be formed and capitalized.

After closing this transaction, our 30% retained ownership will grant us the ability to exercise significant influence over the operation and management of the property; however, our retained ownership of the property will no longer qualify for consolidation under GAAP. Therefore, we expect to deconsolidate our MacArthur Park asset on the closing date and account for our ownership under the equity method of accounting on a prospective basis. Our net real estate investments owned by our MacArthur Park property were approximately $43.2 million as of December 31, 2012. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations under GAAP. Accordingly, MacArthur Park’s operating results will continue to be reported as a component of our income from continuing operations.

          We believe that the combination of our Preston Royal Village Shopping Center acquisition and our future MacArthur Park joint venture demonstrate our ability to identify and acquire high quality assets, and also our ability to leverage off of our Advised Funds in order to recycle assets into high quality development opportunities, resulting in a higher quality portfolio. The two transactions will leave us with a balance sheet poised for growth with approximately $57.4 million in anticipated availability under our $75 Million Facility.

OUR ADVISORY SERVICES

          Advised Funds – As of December 31, 2012, our Advised Funds included four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. In August 2012, AIGF, one of our high net worth investment funds, sold its remaining real estate asset, and the fund has been liquidated. We have formed, invested in and managed 20 advised funds over the past 29 years.

          As the sole owner of the general partner of each of the remaining four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of December 31, 2012, our Advised Funds held all or a portion of the ownership interests in 17 properties with approximately 2.2 million square feet of GLA and an undepreciated book value of $454 million.

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

          We have obtained Phase I Environmental Site Assessments or similar environmental audits from an independent environmental consultant for substantially all our properties. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records, interviews and visual inspection of the property; however, they have a limited scope (e.g., they do not include soil sampling or ground water analysis) and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted. Phase II environmental assessments generally involve the testing of soil, groundwater or other media and conditions. While environmental assessments conducted prior to acquiring our properties have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our financial condition and results of operations, certain properties that we have acquired contain, or contained, uses that could have impacted our properties, including dry-cleaning establishments utilizing solvents or gas stations. Where we believed it was warranted, subsurface investigations or samplings of building materials were undertaken with respect to these and other properties. To date, the costs associated with these investigations and any subsequent remedial measures taken to address any identified impacts have not resulted in material costs. Prior to purchasing properties in the future, we plan to conduct Phase I Environmental Site Assessments and other environmental investigations, as we determine appropriate.

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

EMPLOYEES

          As of December 31, 2012, we had a total of 45 employees comprised of 41 full-time employees and 4 part-time personnel.

FINANCIAL INFORMATION

          Additional financial information is included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

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

          Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website, www.amreit.com, free of charge as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. The filings can be found under the category “SEC Filings.” Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers and the charters of the committees of the Board of Directors. These items can be found on the Stockholder Relation’s page of our corporate website at www.amreit.com under the category “Corporate Governance.” Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report. If you wish to receive a copy of our Annual Report, as well as a copy of any exhibit specifically requested, we will mail these documents to you without charge. Requests should be sent to our Corporate Secretary, Chad C. Braun, at AmREIT, 8 Greenway Plaza, Suite 1000, Houston, Texas 77046.

ITEM 1A.	RISK FACTORS.

          Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

          Not applicable.

ITEM 2.	PROPERTIES.

OUR PROPERTIES

          As of December 31, 2012, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA, which were approximately 96.7% leased with a weighted average remaining lease term of 5.2 years.

          Our properties are located in metropolitan areas with compelling real estate markets given their favorable demographics, job growth and large and diverse economies. All of our Texas properties are located in the Houston, Dallas, San Antonio and Austin markets with Houston and Dallas representing our two largest markets and comprising approximately 85.5% of our annualized base rent as of December 31, 2012. We also added two multi-tenant properties in Dallas during 2012 that met our investment criteria.

          The following table provides an overview of our properties as of December 31, 2012.

Property	Property Location		Year Built/ Renovated	GLA	Percent Leased(1)	Annualized Base Rent(2)	ABR per Leased Square Foot(3)	Avg. Net Effective ABR per Leased Square Foot(4)	Key Tenants
Neighborhood and Community
Shopping Centers

Uptown Park	Houston,	TX	1999/2005	169,112	97.0%	$5,496,404	$33.51	$35.04	Champps, McCormick & Schmicks (owned by Landry’s)
MacArthur Park	Dallas,	TX	2000	237,351	92.6%	$3,721,329	$16.92	$17.68	Kroger, Barnes & Noble, GAP
Plaza in the Park	Houston,	TX	1999/2009	144,054	97.4%	$2,761,041	$19.69	$19.92	Kroger
Preston Royal East	Dallas,	TX	1956	107,914	95.8%	$2,576,720	$24.93	$25.13	Bank of America, Starbucks, FedEx Office
Preston Royal West	Dallas,	TX	1959	122,564	99.2%	$2,447,504	$20.12	$20.29	Tom Thumb, Barnes & Noble, Spec’s
Southbank	San Antonio,	TX	1995	46,673	96.0%	$1,656,463	$36.96	$37.30	Hard Rock Café
The Market at Lake Houston	Houston,	TX	2000	101,799	100.0%	$1,614,750	$15.86	$15.91	H-E-B, Five Guys
Uptown Plaza - Dallas	Dallas,	TX	2006	33,840	100.0%	$1,448,387	$42.80	$43.64	Morton’s (owned by Landry’s), Wells Fargo
Alpharetta Commons	Atlanta,	GA	1997	94,544	98.7%	$1,324,342	$14.19	$14.36	Publix
Cinco Ranch	Houston,	TX	2001	97,297	100.0%	$1,310,644	$13.47	$13.58	Kroger
Uptown Plaza - Houston	Houston,	TX	2002	28,000	100.0%	$1,315,746	$46.99	$46.11	CVS/pharmacy, The Grotto (owned by Landry’s)
Bakery Square	Houston,	TX	1996	34,614	94.3%	$913,061	$27.98	$28.09	Walgreens, Boston Market
Brookwood Village	Atlanta,	GA	1941/2000	28,774	97.9%	$710,043	$25.21	$22.66	CVS/pharmacy, Subway
Courtyard on Post Oak	Houston,	TX	1994	13,597	29.5%	$260,845	$65.00	$61.41	Verizon
Woodlands Plaza	Houston,	TX	1997/2003	20,018	100.0%	$460,229	$22.99	$24.05	FedEx Office
Terrace Shops	Houston,	TX	2000	16,395	91.3%	$456,682	$30.50	$30.19	Starbucks
Sugarland Plaza	Houston,	TX	1998/2001	16,750	100.0%	$402,188	$24.01	$23.45	Memorial Hermann
500 Lamar	Austin,	TX	1998	12,795	100.0%	$399,322	$31.21	$29.52	Title Nine Sports
Neighborhood and Community Shopping Centers Subtotal/Weighted Average				1,326,091	96.3%	$29,275,700	$22.91	$23.26
Single Tenant (Ground Leases) Subtotal/Weighted Average (5)				72,094	100.0%	$1,387,499	$19.25	$19.78
Single Tenant (Fee Simple) Subtotal/Weighted Average (6)				69,519	100.0%	$1,199,714	$17.26	$18.66
Portfolio Total/Weighted Average				1,467,704	96.7%	$31,862,913	$22.45	$22.86

(1)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2012, divided by (ii) total GLA, expressed as a percentage.
(2)	Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2012, for leases that had commenced as of such date, by (ii) 12.
(3)	Annualized base rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) GLA under commenced leases as of December 31, 2012.
(4)

Average net effective annual base rent per leased square foot represents (i) the contractual base rent for commenced leases as of December 31, 2012, calculated on a straight line basis to amortize free rent periods, abatements and contractual rent increases, but without subtracting tenant improvement allowances and leasing commissions, divided by (ii) GLA under commenced leases as of December 31, 2012. Our leases do not contain material tenant concessions or rent abatements.

(5)

For single-tenant ground leases, we own and lease the land to the tenant. The tenant owns the building during the term of the lease and is responsible for all expenses relating to the property. Upon expiration or termination of the lease, ownership of the building will revert to us as owner of the land. The weighted average remaining term of our ground leases is 8.3 years.

(6)

For single-tenant fee simple properties, we own the land and the building, and the tenant is responsible for all expenses relating to the property. The weighted average remaining term of our fee simple leases is 7.2 years.

Neighborhood and Community Shopping Centers

          As of December 31, 2012, we owned 18 shopping centers representing approximately 1.3 million square feet of GLA. Our shopping center properties are primarily grocery-anchored and neighborhood, lifestyle and community centers, ranging from 13,000 to 237,000 square feet. Six of our centers are grocery-anchored centers representing approximately 798,000 square feet and comprise 41.3% of our annualized base rent. Our grocery-anchored centers are anchored by large regional grocery stores (Kroger, H-E-B, Tom Thumb or Publix). Our centers are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complementary array of services to support the local retail consumer. All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.

          Our shopping center leases generally range from one to 25 years and generally include one or more five-year renewal options. Annualized base rent from these leases ranges from $3,000 to $1.1 million per year and typically allow for rental increases periodically through the life of the lease.

Single-tenant Properties

          As of December 31, 2012, we owned 14 single-tenant properties, representing approximately 142,000 square feet (9.6% of our total GLA). The primary term of the single-tenant leases generally ranges from five to 30 years and generally provides for one or more five-year renewal options. Annualized base rent for each of these leases ranges from $95,000 to $425,000 per year.

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

          All of our single-tenant leases provide for base rent; however, they typically provide that the tenant bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we are responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.

          Generally, our leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations or increases in the annual rental rates or both.

          Because most of our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit our recourse against the tenant and any guarantor in the event of a default.

Concentration of Our Properties

          Two of our properties individually accounted for more than 10% of our consolidated total assets – Uptown Park and MacArthur Park, which accounted for 15.7% and 12.7% of our total assets as of December 31, 2012, respectively. Of our 32 properties, 27 are located in Texas, with 20 being located in the greater Houston metropolitan statistical area. These 20 properties represented 63.0% of our rental income from operating leases for the year ended December 31, 2012. Because of the concentration of our investments in Texas, primarily in the greater Houston area, the Texas and Houston economies have a significant impact on our business and on the viability of our properties. Accordingly, management believes that any downturn in these economies could adversely affect us; however, we believe that general retail and grocery-anchored shopping centers that provide basic necessities, which we primarily own, that are located in strong population and job growth markets with strong barriers to entry and strong demographics, such as density and affluence of population, may be less sensitive to macroeconomic downturns.

          The rental income from operating leases generated by our properties during 2012 by state/city is as follows:

State/City	Rental Income	Rental Concentration
Texas - Houston	$23,556	63.0%
Texas - Dallas	7,332	19.6%
Texas - San Antonio	2,905	7.8%
Texas - Austin	561	1.5%
Total Texas	$34,354	91.8%

Georgia	$2,714	7.2%
Illinois	187	0.5%
Maryland	148	0.4%
Total	$37,403	100.0%

          Additionally, we are impacted by the financial viability of certain of our larger tenants. See also Note 13 of the Notes to Consolidated Financial Statements.

Lease Expirations

          The following table sets forth a summary schedule of the lease expirations at our properties for leases in place as of December 31, 2012, for each of the ten years beginning January 1, 2013. The information set forth in this table assumes that tenants exercise no renewal options and all early termination rights, if any.

Year	Number of Expriring Leases	GLA of Expiring Leases	Percent of Total GLA Expiring	ABR of Expiring Leases(1)	Percent of Total ABR Expiring	ABR Per Square Foot(2)
Vacant	—	48,481	3.3%	$—	—	$—
2013	56	154,350	10.5%	3,482,089	10.9%	22.56
2014	52	126,330	8.6%	3,683,802	11.6%	29.16
2015	50	179,946	12.3%	5,000,891	15.7%	27.79
2016	48	147,876	10.1%	4,279,417	13.4%	28.94
2017	33	241,517	16.5%	4,656,294	14.6%	19.28
2018	20	81,200	5.5%	1,913,842	6.0%	23.57
2019	10	31,493	2.1%	893,136	2.8%	28.36
2020	8	84,379	5.8%	1,207,818	3.8%	14.31
2021	9	108,743	7.4%	1,855,824	5.8%	17.07
2022	11	94,204	6.4%	1,944,394	6.1%	20.64
2023+	10	169,185	11.5%	2,945,406	9.3%	17.41
Total / Weighted Avg	307	1,467,704		$31,862,913		$22.45

(1)	ABR for expiring leases is calculated by multiplying (i) the monthly base rent as of December 31, 2012, for leases expiring during the applicable period by (ii) 12.
(2)	ABR per square foot is calculated by dividing (i) ABR for leases expiring during the applicable period by (ii) GLA for leases expiring during the applicable period.

ITEM 3.	LEGAL PROCEEDINGS.

          As the owner or operator of real property, we may incur liability based on various property conditions and may be subject to liability for personal injury or property damage sustained as a result. We maintain sufficient comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. In addition, we may be potentially liable for costs and damages related to environmental matters. In particular, we are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. There are no material legal proceedings pending against us, and we are not aware of any pending environmental proceedings with respect to our properties that would have a material adverse effect on our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

          Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

          On July 23, 2012, we amended our charter to (i) rename all of the issued and unissued shares of our common stock, par value $0.01 per share to “Class A common stock,” (ii) effect a 1-for-2 reverse stock split of our Class A common stock, and (iii) change the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we created a new class of common stock, par value $0.01 per share, titled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of the rights of our Class A and Class B common stock. All Class A share amounts and related per share data included in the consolidated financial statements and related footnotes have been presented to reflect the reverse stock split.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock and simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $46.3 million, which were used to repay $45.3 million of mortgage debt, including the $25 Million Facility. See Note 8 for a further discussion of our notes payable. On August 24, 2012, we sold an additional 503,226 shares of our Class B common stock to our underwriters at the offering price pursuant to the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $6.5 million from the sale of the additional shares. In addition, we issued 312,499 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period.

          As of December 31, 2012, we had a total of 16,123,288 shares of common stock outstanding as follows:

Shares of Class A common stock (adjusted for the one-for-two reverse stock split)	11,657,563
Shares of Class B common stock issued in connection with our 2012 Offering	4,465,725
Total shares of common stock outstanding subsequent to our 2012 Offering	16,123,288

          There is no established trading market for our shares of Class A common stock. The following table sets forth the high and low bid prices for our Class B common stock on the NYSE for each of the quarters since their issuance on August 1, 2012.

	High	Low
Third quarter 2012	$15.52	$13.91
Fourth quarter 2012	$17.59	$14.71

HOLDERS

          As of February 20, 2013, there were 6,973 holders of record of the 11,657,563 shares of our Class A common stock and 2 holders of the 4,465,725 shares of our Class B common stock outstanding on such date.

DIVIDENDS AND OUR DISTRIBUTION POLICY

          In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We or our predecessors have paid regular dividends to our stockholders since 1997, and we currently declare and pay dividends quarterly. For a description of restrictions regarding the payment of dividends, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report. The table below details our distributions per share of both our Class A and Class B common stock for each quarter during the years ended December 31, 2012 and 2011.

	2012	2011
First Quarter	$0.2000	$0.2000
Second Quarter	0.2000	0.2000
Third Quarter	0.2000	0.2000
Fourth Quarter	0.2000	0.2000
Total for year	$0.8000	$0.8000

          Our Board of Directors determines the time and amount of dividends to holders of our common stock. Future dividends with respect to shares of both our Class A and Class B common stock will be authorized at the discretion of the Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board of Directors may deem relevant.

EQUITY COMPENSATION PLANS

          Please refer to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

          The following table sets forth selected consolidated financial data with respect to AmREIT and should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” the Consolidated Financial Statements and the Notes to Consolidated Financial Statements (amounts in thousands except for per share amounts, number of properties and percentage leased data):

	For the year ended December 31,
	2012	2011	2010	2009	2008
Operating Data
Revenues:	$41,308	$36,915	$33,374	$35,016	$37,781
Expenses:	27,058	22,521	26,328	24,141	27,173
Operating income	14,250	14,394	7,046	10,875	10,608
Other income (expense):	(9,790)	(10,719)	(7,123)	(8,252)	(8,569)
Income (loss) from continuing operations	4,460	3,675	(77)	2,623	2,039
Income (loss) from discontinued operations	—	565	6,382	2,632	(1,896)
Net income	4,460	4,240	6,305	5,255	143
Net income attributable to non-controlling interest	—	—	(173)	(121)	(331)
Net income (loss) attributable to AmREIT stockholders	4,460	4,240	6,132	5,134	(188)
Distributions paid to Class C and D stockholders (1)	—	—	—	(18,528)	(10,013)
Net income available to stockholders	$4,460	$4,240	$6,132	$(13,394)	$(10,201)
Net income per share of common stock-basic and diluted

Income (loss) from continuing operations	$0.32	$0.31	$(0.04)	$(4.74)	$(2.93)
Income (loss) from discontinued operations	—	0.05	0.56	0.77	(0.67)
Net income (loss) per share	$0.32	$0.36	$0.52	$(3.97)	$(3.60)

Balance sheet data (at end of period)
Real estate investments before accumulated
depreciation and amortization	$387,525	$325,033	$279,314	$283,809	$280,701
Total assets	397,394	330,610	293,848	320,332	325,605
Notes payable	218,579	201,658	161,848	182,976	184,352
Total stockholders’ equity	165,715	118,924	123,067	126,913	128,624
Other data
Funds from operations (2)	$13,914	$13,062	$13,821	$(5,546)	$(1,215)
Net operating income(3)	$27,027	$24,984	$21,100	$20,964	$21,641
Number of properties at end of period	32	29	28	49	49
Percent leased at end of period(4)	97%	96%	92%	91%	98%
Distributions per share	$0.80	$0.80	$0.90	$1.00	$1.00

(1)

Reflects distributions to classes of common shares outstanding prior to the November 2009 merger with REITPlus, Inc. whereby we combined three classes of common shares into a single class of common stock.

(2)

For a definition and reconciliation of funds from operations, or FFO, and a statement disclosing the reasons why our management believes that presentation of FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report.

(3)

For a definition and reconciliation of net operating income and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report.

(4)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2012, divided by (ii) total GLA, expressed as a percentage.

The following is a discussion of significant and/or unusual items impacting FFO for the years presented above:

•

2012 – Includes the acquisitions of our Preston Royal Village Shopping Center properties since the acquisition date. See Note 4 of the Notes to Consolidated Financial Statements. Additionally, we recorded approximately $687,000 in acquisition costs related to that acquisition, and we recorded recovery income of approximately $443,000 on notes receivable payments received in 2012 on previously impaired notes receivable.

•

2011 – Includes the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons properties since their respective acquisition dates. See Note 4 of the Notes to Consolidated Financial Statements. Additionally, we recorded recovery income of approximately $1.1 million on notes receivable payments received in 2011 on a previously impaired note receivable.

•

2010 – Includes a $5.4 million gain on debt extinguishment, a $5.4 million gain (net of tax) on the sale of real estate acquired for resale and $852,000 in adjustments for non-consolidated entities related to accelerated depreciation resulting from the redevelopment of our Woodlake Square property. Partially offsetting these gains is $864,000 in impairments taken on two of our non-core, single-tenant properties, a $1.3 million impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property, a $500,000 impairment on a note receivable from one of our Advised Funds and debt prepayment penalties of $988,000 related to the early extinguishment of three property mortgages during the year.

•

2009 – Includes a $10.2 million premium related to the conversion of the AmREIT class C and class D shares to shares of AmREIT Class A common stock. Additionally, we recorded a $441,000 impairment related to the acquisition of REITPlus’s net assets. Additionally, included in FFO is a $1.9 million gain on real estate held for resale, net of taxes, which was realized in 2009.

•

2008 – FFO includes an impairment charge of $1.4 million related to four properties that represented non-core real estate assets, three of which have subsequently been sold. FFO for the year ended December 31, 2008 also includes a restructuring charge of $2.5 million related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Our Company

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 29-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

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

Our 2012 Offering

          On July 23, 2012, we amended our charter to (i) rename all of the issued and unissued shares of our common stock, par value $0.01 per share to “Class A common stock,” (ii) effect a 1-for-2 reverse stock split of our Class A common stock, and (iii) change the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we filed articles supplementary to our charter that created a new class of common stock, par value $0.01 per share, titled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. Each share of Class B common stock has the following rights:

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

          All Class A share amounts and related per share data included in this Annual Report have been presented to reflect the reverse stock split.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock and simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $46.3 million, which were used to repay $45.3 million of mortgage debt, including the $25 Million Facility. On August 24, 2012, we sold an additional 503,226 shares of our Class B common stock to our underwriters at the offering price pursuant to the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $6.5 million from the sale of the additional shares. In addition, we issued 312,499 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period. Upon completion of our 2012 Offering and as of December 31, 2012, our capital structure was as follows:

Shares of Class A common stock (adjusted for the one-for-two reverse stock split)	11,657,563
Shares of Class B common stock issued in connection with our 2012 Offering	4,465,725
Total shares of common stock outstanding subsequent to our 2012 Offering	16,123,288

Our Portfolio

          As of December 31, 2012, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA, which were 96.7% leased and occupied with a weighted average remaining lease term of 5.2 years. Our neighborhood and community shopping centers accounted for 90.4% of our GLA and 91.9% of our annualized base rent as of December 31, 2012. Our single-tenant retail properties comprised 9.6% of our GLA and 8.1% of our annualized base rent.

          In connection with executing our investment strategy, we completed the acquisition of Preston Royal Village Shopping Center, a retail shopping center, containing approximately 230,000 square feet of GLA for a total of $66.9 million including closing costs and prorations of approximately $800,000 on December 12, 2012. The property was originally built in 1956 and 1959 and is located on the northwest corner and northeast corner of the intersection of Preston Road and Royal Lane in Dallas, Texas. The northwest corner is comprised of a fee simple interest and subject to mortgage financing. The northeast corner consists of a ground lease interest with 27 years remaining on the ground lease. We account for each corner as a separate property (Preston Royal West and Preston Royal East). Collectively, the properties are 97.3% leased with major tenants including Tom Thumb, Barnes & Noble and Chico’s. We funded the purchase through funds drawn against our $75 Million Facility, cash on hand and mortgage financing of $23.4 million. See also Note 4 to the Notes to Consolidated Financial Statements.

Our Advisory Services

          Advised Funds – As of December 31, 2012, our Advised Funds included four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. In August 2012, AIGF, one of our high net worth investment funds, sold its remaining real estate asset, and the fund was liquidated. We have formed, invested in and managed 20 advised funds over the past 29 years.

          As the sole owner of the general partner of each of the remaining four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of December 31, 2012, our Advised Funds held all or a portion of the ownership interests in 17 properties with approximately 2.2 million square feet of GLA and an undepreciated book value of $454 million.

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

Real Estate Acquisitions

          We allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based upon their respective fair values as required by GAAP. The allocation and determination of respective fair values require significant judgment and inherently complex calculations. We typically obtain the assistance of third party advisors to assist us in making these determinations. See also Note 4 of the Notes to Consolidated Financial Statements.

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

          We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable, but we expense acquisition costs for operating properties as incurred. During the years ended December 31, 2012, 2011 and 2010 we incurred acquisition costs of $687,000, $229,000 and $12, respectively.

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of 39 - 50 years for buildings, up to 20 years for site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates that management reassesses as circumstances warrant.

Impairment of Long Lived Assets

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We did not recognize any impairment charges on long lived assets during the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, we recognized impairment charges of $2.3 million in income (loss) from continuing operations related to four non-core, single-tenant properties and impairment charges of $1.2 million in income from discontinued operations related to two non-core, single-tenant properties that we sold in July 2011.

Investments in Advised Funds

          Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. We record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis as prescribed under GAAP.

LEASING ACTIVITY AND TRANSACTIONS

          The following table summarizes our leasing activity for comparable leases for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
	2012	2011	2010
Expirations
Number of leases	44	53	50
GLA	180,245	187,605	224,578
New Comparable Leases(1)
Number of leases	5	7	11
GLA	12,997	14,231	17,737
Expiring annualized base rent per square foot	$27.22	$28.36	$31.07
New annualized base rent per square foot	$34.84	$30.85	$31.44
% Change (Cash)	28.0%	8.8%	1.2%
Renewals(2)
Number of leases	30	38	39
GLA	115,501	143,324	140,236
Expiring annualized base rent per square foot	$23.91	$24.92	$26.12
New annualized base rent per square foot	$25.27	$25.74	$27.32
% Change (Cash)	5.7%	3.3%	4.6%
Combined
Number of leases	35	45	50
GLA	128,498	157,555	157,973
Expiring annualized base rent per square foot	$24.24	$25.23	$26.68
New annualized base rent per square foot	$26.24	$26.20	$27.78
% Change (Cash)	8.2%	3.8%	4.1%

(1)	Comparable leases are defined as new leases for a space that was not vacant for more than 12 consecutive months prior to lease signing.

(2)	Represents existing tenants that, upon expiration of their leases, enter into new leases for the same space.

RESULTS OF OPERATIONS

Recent Acquisition and Disposition Activity

          We have recently acquired the Preston Royal Village Shopping Center and also entered into a joint venture agreement that may affect our future results of operations as discussed further below.

          On December 12, 2012, we completed the acquisition of Preston Royal Village Shopping Center, a retail shopping center, containing approximately 230,000 square feet of GLA, for a total of $66.9 million including closing costs and prorations of approximately $800,000. The financial results from the Preston Royal Village Shopping Center since the date of its acquisition on December 12, 2012 were not material to our non-same store results. See Note 4 to the Notes to Consolidated Financial Statements for the pro forma results of our acquisitions.

          On January 24, 2013, we entered into a joint venture agreement with an institutional joint venture partner to form a joint venture through our contribution of our MacArthur Park property to a newly-organized single purpose entity as well as the acquisition by the joint venture of the contiguous property to the north (“MacArthur Park Phase I”), excluding Target. The institutional joint venture partner will contribute cash for a 70% interest in the joint venture. The joint venture would concurrently purchase MacArthur Park Phase I, currently owned by an unrelated third party, for approximately $26.2 million and place mortgage financing on the entire combined property of approximately $43.9 million. The joint venture will fully repay the MacArthur Park debt of approximately $8.8 million (including a $2.2 million defeasance penalty). At the conclusion of this transaction, we will hold a 30% ownership interest in the joint venture and receive net cash proceeds of approximately $35.4 million which will be used to repay borrowings under our $75 Million Facility. We will continue to manage and lease MacArthur Park on behalf of the joint venture and we retain a right of first offer to acquire the project in the future, after a lock out period. We expect this transaction to close in March 2013; however, closing is subject to customary closing conditions and we can make no assurances of when or if this joint venture will actually be formed and capitalized.

          After closing this transaction, our 30% retained ownership will grant us the ability to exercise significant influence over the operation and management of the property; however, our retained ownership of the property will no longer qualify for consolidation under GAAP. Therefore, we expect to deconsolidate our MacArthur Park asset on the closing date and account for our ownership under the equity method of accounting on a prospective basis. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations under GAAP. Accordingly, MacArthur Park’s operating results will continue to be reported as a component of our income from continuing operations. There can be no assurance that we will successfully close this transaction, or that we will close this transaction within our expected timeframe. The table below details significant operating results from our MacArthur Park property that are included in our consolidated results for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012	2011	2010
Revenues	$4,942	$4,443	$4,933
Property expenses	1,394	1,263	1,748
Net operating income	$3,548	$3,180	$3,185

Same store properties

          Throughout this section, we have provided certain information on a “same store” property basis. Properties that we have designated as “same store” represent those properties that we owned and operated for the entirety of both periods being compared, except for properties for which significant redevelopment or expansion occurred during either of the periods. While there is some judgment surrounding changes in designation as a given property is redeveloped or expanded, we typically remove properties from the same store designation once significant redevelopment has commenced. We typically move redevelopment properties and expansion properties into the same store designation once they have stabilized, which is typically considered when the growth expected from the redevelopment or expansion has been included in the comparable periods.

Comparison of the Year Ended December 31, 2012, to the Year Ended December 31, 2011

          Below are the results of operations for the year ended December 31, 2012 and 2011 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since January 1, 2011. As of December 31, 2012, our portfolio was comprised of 32 wholly-owned properties with an aggregate of approximately 1.5 million square feet of GLA compared to a portfolio that was comprised of 29 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA as of December 31, 2011. During 2012, we acquired the Preston Royal Village Shopping Center. During the year ended December 31, 2011, we sold two non-core, single-tenant properties, the results for which are presented in income from discontinued operations, and we acquired three neighborhood shopping centers.

	Year Ended December 31,
	2012	2011	Change $	Change %
Same store properties (26 properties)
Rental income (1)	$22,993	$22,300	$693	3.1%
Recovery income (1)	8,274	6,911	1,363	19.7%
Percentage rent (1)	631	425	206	48.5%
Less:
Property expenses	8,699	7,121	(1,578)	(22.2)%
Same store net operating income	23,199	22,515	684	3.0%
Non-same store properties (6 properties)
Rental income (1)	3,914	2,498	1,416	56.7%
Recovery income (1)	1,196	825	371	45.0%
Less:
Property expenses	1,282	854	(428)	(50.1)%
Non-same store net operating income	3,828	2,469	1,359	55.0%
Total net operating income(2)	27,027	24,984	2,043	8.2%

Other revenues (see further detail below):	5,247	4,768	479	10.0%

Less other expenses (see further detail below):	27,814	26,077	(1,737)	(6.7)%

Income from continuing operations	4,460	3,675	785	21.4%
Income from discontinued operations	—	565	(565)	(100.0)%
Net income	$4,460	$4,240	$220	5.2%

Other data
Funds from operations(3)	$13,914	$13,062	$852	6.5%
Core FFO(3)	$14,601	$13,788	$813	5.9%
Number of properties at end of period	32	29	n/a	n/a
Percent leased at end of period(4)	96.7%	95.9%	n/a	0.8%
Distributions per share	$0.80	$0.80	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the year ended December 31, 2012 and 2011, rental income from operating leases was $37,438 and $32,995, respectively.

(2)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Net Operating Income” below.

(3)

For a reconciliation of FFO and Core FFO to net income, and a statement disclosing the reasons why our management believes that presentation of FFO and Core FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO, see “Funds From Operations” below.

(4)	Percent leased is calculated as (i) GLA under commenced leases as of the end of the applicable period, divided by (ii) total GLA at the end of the applicable period, expressed as a percentage.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased by $693,000, or 3.1%, on a same store basis to $23.0 million for the year ended December 31,2012, as compared to $22.3 million for the same period in 2011. Of this increase, $380,000 was driven by an increase in average occupancy percentage, and $313,000 was driven by an increase in average rental rates.

•

Recovery income. Recovery income increased by $1.4 million, or 19.7%, on a same store basis to $8.3 million for the year ended December 31, 2012, as compared to $6.9 million for the same period in 2011. This increase was primarily due to (i) increased property tax assessments at our Uptown Park property of approximately $550,000, (ii) a new lease with a national tenant at one of our single tenant properties representing approximately $160,000 of the increase, (iii) lower property tax recoveries in 2011 resulting from a favorable property tax refund received during 2011 and passed along to our tenants at our MacArthur Park property of $203,000, as well as (iv) an approximate 1% increase in average total portfolio occupancy. This increase was partially offset by a property tax refund received during 2012 at our Uptown Plaza – Dallas property of approximately $61,000.

•

Percentage Rent. Percentage rent increased by $206,000, or 48.5% on a same store basis to $631,000 for the year ended December 31, 2012, as compared to $425,000 for the same period in 2011. This increase was primarily due to improving sales volumes for certain of our tenants at our MacArthur Park property and certain single tenant properties.

•

Property expenses. Property expenses increased by $1.6 million, or 22.2%, on a same store basis to $8.7 million for the year ended December 31, 2012, as compared to $7.1 million for the same period in 2011. This same store increase was primarily attributable to (i) increased property tax assessments at our Uptown Park property of approximately $550,000, (ii) an increase in bad debt expense recorded during 2012 of approximately $215,000 as we continue to monitor collectability of our tenant receivables and (iii) due to lower property taxes in 2011 resulting from a favorable property tax refund received at our MacArthur Park property of approximately $203,000. This increase was partially offset by a property tax refund received during 2012 at our Uptown Plaza – Dallas property of approximately $61,000.

Non-same Store Properties – Property revenues and Property expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011, and Alpharetta Commons on July 29, 2011. The results of operations for the Market at Lake Houston, Brookwood Village and Alpharetta Commons have been recorded in the consolidated statements of operations from the date of acquisition. The financial results from the Preston Royal Village Shopping Center since the date of its acquisition on December 12, 2012 were not material to our non-same store results.

Other Revenues:

          Overall, other revenues increased by $479,000, or 10.0%, to $5.2 million for the year ended December 31, 2012, as compared to $4.8 million for the same period in 2011, primarily due to the following (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$430	$36	$394	*
Advisory services income - related party:
Real estate fee income - related party	3,005	2,491	514	20.6%
Asset management fee income - related party	622	1,064	(442)	(41.5)%
Construction management fee income - related party	243	234	9	3.8%
Total advisory services income - related party	3,870	3,789	81	2.1%
Lease termination and other income	—	131	(131)	(100.0)%
Interest and other income	485	493	(8)	(1.6)%
Interest and other income - related party	462	319	143	44.8%
Total other revenues	$5,247	$4,768	$479	10.0%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased by $394,000 to accretion of $430,000 during the year ended December 31, 2012, as compared to accretion of $36,000 for the same period in 2011. This increase was due to the accelerated amortization of accrued rent balances for certain tenants in 2011.

•

Real estate fee income – related party. Real estate fee income – related party increased by $514,000, or 20.6%, to $3.0 million for the year ended December 31, 2012, as compared to $2.5 million for the same period in 2011. This increase was primarily attributable to disposition fees earned upon the sale of a land parcel by one of our Advised Funds and increased development fees during 2012 associated with the redevelopments of properties that we manage for our Advised Funds. This increase was partially offset by a reduction in lease commissions earned as we executed leases for several anchor tenants in 2011 for properties that we manage on behalf of our Advised Funds.

•

Asset management fee income– related party. Asset management fee income – related party decreased by $442,000, or 41.5%, to $622,000 for the year ended December 31, 2012, as compared to $1.1 million for the same period in 2011. Our asset management fees are calculated based upon the net equity raised in the Advised Funds that we manage. Through a combination of property sales in our Advised Funds, and the voluntary reduction by us as the general partner of the asset management fees in response to the recent economic recession, our asset management fee income – related party has decreased since the second quarter of 2011.

•

Lease termination fee income. Lease termination fee income was $131,000 for the year ended December 31, 2011 and was primarily related to the early termination of leases at our Southbank and Terrace Shops properties during 2011. We had no such comparable lease termination income during the year ended December 31, 2012.

•

Interest and other income – related party. Interest and other income – related party increased by $143,000 or 44.8%, to $462,000 for the year ended December 31, 2012, as compared to $319,000 for the same period in 2011. This increase was due to $100,000 of interest income from a payment we received from AIGF on our note receivable due from AIGF. This amount represented previously unrecognized interest income.

Other Expenses:

          Overall, other expenses increased by $1.7 million, or 6.7%, to $27.8 million for the year ended December 31, 2012, as compared to $26.1 million for the same period in 2011, primarily due to the following (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	Change $	Change %
Straight-line bad debt recoveries(1)	$(90)	$(205)	$(115)	(56.1)%
General and administrative	6,733	6,049	(684)	(11.3)%
Legal and professional	919	945	26	2.8%
Real estate commissions	387	342	(45)	(13.2)%
Acquisition costs	687	229	(458)	*
Depreciation and amortization	8,884	8,257	(627)	(7.6)%
Impairment (recovery) - notes receivable	(443)	(1,071)	(628)	58.6%
Loss from Advised Funds	238	384	146	38.0%
State income taxes	248	262	14	5.3%
Interest expense	10,251	9,971	(280)	(2.8)%
Issuance costs	—	914	914	100.0%
Total other expenses	$27,814	$26,077	$(1,737)	(6.7)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries decreased by $115,000 or 56.1%, to $90,000 for the year ended December 31, 2012, as compared to $205,000 for the same period in 2011. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. We previously recorded a reserve against the accrued rent balances due from certain of our tenants that we believed may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of such rents as well as a stabilizing economy. A smaller portion of such reserve was reversed during the 2012 period.

•

General and administrative. General and administrative expense increased by $684,000, or 11.3%, to $6.7 million for the year ended December 31, 2012, as compared to $6.0 million for the same period in 2011. This increase was primarily attributable to (i) additional deferred compensation expense of $265,000, primarily associated with the 312,499 shares of restricted Class B common stock issued to management in connection with our 2012 Offering and (ii) higher compensation and payroll taxes expense of approximately $346,000 primarily driven by changes in estimates for our incentive compensation accruals during the periods. Our cash compensation related to the year ended December 31, 2011 approximates the cash compensation related to the year ended December 31, 2011.

•

Acquisition costs. During 2012, we incurred $687,000 in acquisition costs for the acquisition of the Preston Royal Village Shopping Center on December 12, 2012. During 2011, we incurred acquisition costs of $229,000 for the acquisitions of The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011 and Alpharetta Commons on July 29, 2011.

•

Depreciation and amortization. Depreciation and amortization expense increased by $627,000 or 7.6%, to $8.9 million for the year ended December 31, 2012, as compared to $8.3 million for the same period in 2011. This increase was primarily attributable to the acquisitions of Preston Royal Village Shopping Center during 2012, the Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011.

•

Impairment recovery – notes receivable. Impairment recovery – notes receivable was $443,000 during the year ended December 31, 2012 compared to approximately $1.1 million for the year ended December 31, 2011. During 2012, we received a $2.3 million payment from AIGF on its note receivable, a portion of which had previously been reserved, and we recorded an impairment recovery of $214,000. Additionally, during 2012, we received a $1.0 million payment on a note receivable from a third party due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property that had previously been reserved in 2010, and we recorded an impairment recovery of $229,000. During 2011, we recorded an impairment recovery of $1.1 million from payments received on our note receivable due from the sale of the same tract of land adjacent to our Uptown Plaza – Dallas property.

•

Loss from Advised Funds. Loss from Advised Funds decreased by $146,000, or 38.0%, to $238,000 during the year ended December 31, 2012, as compared to $384,000 for the same period in 2011. This decrease was attributable to our portion of a debt forgiveness gain that was recorded by one of our Advised Funds from the disposition of one of its properties during 2012. During the 2011 period, we recorded our portion of an impairment loss related to the same Advised Fund property.

•

Interest Expense. Interest expense increased by $280,000, or 2.8%, to $10.3 million for the year ended December 31, 2012, as compared to $10.0 million for the same period in 2011. The increase was primarily due to the write off of $368,000 of unamortized loan premiums during the third quarter of 2012 when we repaid $45.3 million of debt on August 1, 2012 with proceeds received from our 2012 Offering. In addition, we incurred increased interest during 2012 from borrowings associated with the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011. This increase was partially offset by interest savings on lower average debt balances from the $45.3 million debt pay down.

•

Issuance costs. Stock issuance costs were $0 for the year ended December 31, 2012 as compared to $914,000 for the year ended December 31, 2011. During 2011, we initiated plans for a public offering and filed a registration statement on Form S-11; however, market volatility and uncertainty prevented us from proceeding with the offering at that time. Accordingly, at December 31, 2011, the costs incurred no longer met the criteria for capitalization under GAAP and were expensed. Market conditions improved during the second quarter of 2012, and we successfully completed our 2012 Offering in August 2012. Costs incurred subsequent to December 31, 2011 and related toour 2012 Offering were offset against the proceeds received and treated as a reduction of stockholders’ equity.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

          Below are the results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since the beginning of the year ended December 31, 2010. As of December 31, 2011, our portfolio was comprised of 29 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA, compared to a portfolio that was comprised of 28 wholly-owned properties with an aggregate of approximately 1.0 million square feet of GLA as of December 31, 2010. During 2011 and 2010, we sold certain non-core, single-tenant properties, the results for which are presented in income from discontinued operations.

	Year Ended December 31,
	2011	2010	Change $	Change %
Same store properties (25 properties)
Rental income (1)	$22,090	$21,675	$415	1.9%
Recovery income (1)	6,737	6,674	63	0.9%
Percentage rent (1)	425	555	(130)	(23.4)%
Less:
Property expenses	6,943	7,829	886	11.3%
Same store net operating income	22,309	21,075	1,234	5.9%
Non-same store properties (4 properties)
Rental income (1)	2,708	22	2,686	*
Recovery income (1)	999	7	992	*
Less:
Property expenses	1,032	4	(1,028)	*
Non-same store net operating income	2,675	25	2,650	*
Total net operating income(2)	24,984	21,100	3,884	18.4%

Other revenues (see further detail below):	4,768	10,548	(5,780)	(54.8)%

Less other expenses (see further detail below):	26,077	31,725	5,648	17.8%

Income from continuing operations	3,675	(77)	3,752	*
Income from discontinued operations	565	6,382	(5,817)	(91.1)%
Net income	4,240	6,305	(2,065)	(32.8)%
Net loss attibutable to non-controlling interest	—	(173)	173	(100.0)%
Net income attributable to AmREIT stockholders	$4,240	$6,132	$(1,892)	(30.9)%

Other data
Funds from operations(3)	$13,062	$13,821	$(759)	(5.5)%
Core FFO(3)	$13,788	$8,107	$5,681	70.1%
Number of properties at end of period	29	28	n/a	—
Percent leased at end of period(4)	95.9%	92.0%	n/a	3.9%
Distributions per share	$0.80	$0.90	$(0.1)	(11.1)%

(1)

Rental income from operating leases on the consolidated statement of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the year ended December 31, 2011 and 2010, rental income from operating leases was $32,995 and $29,155, respectively.

(2)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Net Operating Income” below.

(3)

For a reconciliation of FFO and Core FFO to net income, and a statement disclosing the reasons why our management believes that presentation of FFO and Core FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO, see “Funds From Operations” below.

(4)	Percent leased is calculated as (i) GLA under commenced leases at the end of the applicable period, divided by (ii) total GLA at the end of the applicable period, expressed as a percentage.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased by $415,000, or 1.9%, on a same store basis to $22.1 million in 2011 as compared to $21.7 million in 2010. Of this increase, $120,000 was driven by an increase in average occupancy percentage, and $295,000 was driven by an increase in average rental rates.

•

Recovery income. Recovery income remained comparable at $6.7 million on a same store basis in 2011 and 2010. During 2011, recovery income decreased due to a favorable property tax refund received on our MacArthur Park property and was offset slightly by an increase in recovery income due to increased occupancy at our Uptown Plaza – Dallas property. Recovery income also decreased during 2010 due to a favorable property tax refund received on our Southbank property.

•

Percentage rent. Percentage rent decreased by $130,000, or 23.4%, on a same store basis to $425,000 in 2011 as compared to $555,000 in 2010. This decrease was due to lower sales volumes for our tenants at our Southbank and Uptown Plaza properties.

•

Property expenses. Property expenses decreased by $886,000, or 11.3%, on a same store basis to $6.9 million in 2011 as compared to $7.8 million in 2010. This same store decrease was attributable to a favorable property tax refund received during 2011 on our MacArthur Park property and bad debt recoveries recorded during 2011, compared to bad debt expense in 2010, as we continue to assess our receivables in light of a stabilizing economy. These decreases were partially offset by an increase in property tax expense at our Southbank property due to a refund received in 2010, with no similar refund in 2011, as well as an increase in landscaping supplies and services, porter and security expense.

Non-same store properties – Property revenues and Property expenses.

          Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011 and Alpharetta Commons on July 29, 2011. The results of operations for these properties have been recorded in the consolidated statements of operations from the date of acquisition.

Other Revenues:

          Overall, other revenues decreased by $5.8 million, or 54.8%, to $4.8 million in 2011 as compared to $10.6 million in 2010, primarily due to the following (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$36	$222	$(186)	(83.8)%
Advisory services income - related party:
Real estate fee income - related party	2,491	2,375	116	4.9%
Asset management fee income - related party	1,064	1,480	(416)	(28.1)%
Construction management fee income - related party	234	349	(115)	(33.0)%
Total advisory services income - related party	3,789	4,204	(415)	(9.9)%
Lease termination fee income	131	15	116	*
Interest and other income	493	459	34	7.4%
Interest and other income - related party	319	274	45	16.4%
Gain on extinguishment of debt	—	5,374	(5,374)	(100.0)%
Total other revenues	$4,768	$10,548	$(5,780)	(54.8)%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents decreased by $186,000, or 83.8%, to $36,000 in 2011 as compared to $222,000 in 2010. This decrease was primarily attributable to the accelerated amortization of accrued rent balances for certain tenants.

•

Real estate fee income – related party. Real estate fee income – related party increased by $116,000, or 4.9%, to $2.5 million in 2011 as compared to $2.4 million in 2010. This increase was primarily attributable to leasing commissions earned on several new anchor leases at the properties that we manage for our Advised Funds during 2011.

•

Asset management fee income– related party. Asset management fee income – related party decreased by $416,000, or 28.1%, to $1.1 million in 2011 as compared to $1.5 million in 2010. Our asset management fees are calculated based upon the net value of the assets held by the Advised Funds that we manage. The net value of the assets held by the Advised Funds decreased during 2011.

•

Construction management fee income – related party. Construction management fee income – related party decreased by $115,000, or 33.0%, to $234,000 in 2011 as compared to $349,000 in 2010. This reduction was primarily due to the completion of the redevelopment project at our Woodlake Square property, which included fee income during six months in 2010 but only four months in 2011.

•

Lease termination and other income. Lease termination and other income increased by $116,000 to $131,000 in 2011 as compared to $15,000 in 2010. This increase was attributable to the early termination and move out of tenants at our Southbank and Terrace Shops properties during 2011 compared to $15,000 of other income in 2010.

•

Gain on debt extinguishment. Gain on debt extinguishment was $5.4 million in 2010 due to the extinguishment of a $19.9 million mortgage on our Uptown Plaza – Dallas property at a gain of $5.4 million in September 2010. We had no similar extinguishment of debt during 2011.

Other Expenses:

          Overall, other expenses decreased by $5.6 million, or 17.8%, to $26.1 million in 2011 from $31.7 million in 2010, primarily due to the following (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	Change $	Change %
Straight-line bad debt recoveries(1)	$(205)	$481	$686	(142.6)%
General and administrative	6,049	5,944	(105)	(1.8)%
Legal and professional	945	1,165	220	18.9%
Real estate commissions	342	191	(151)	(79.1)%
Acquisition costs	229	12	(217)	*
Depreciation and amortization	8,257	6,634	(1,623)	(24.5)%
Impairment - properties	—	2,268	2,268	100.0%
Impairment (recovery) - notes receivable	(1,071)	1,800	2,871	*
Loss from Advised Funds	384	1,186	802	67.6%
Income tax expense (benefit) for taxable REIT subsidiary	—	1,245	1,245	100.0%
State income taxes	262	270	8	3.0%
Interest expense	9,971	9,541	(430)	(4.5)%
Issuance costs	914	—	(914)	*
Debt prepayment penalties	—	988	988	100.0%
Total other expenses	$26,077	$31,725	$5,648	17.8%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt expense. Straight-line bad debt expense decreased by $686,000, or 142.6%, to recoveries of $205,000 in 2011 as compared to an expense of $481,000 in 2010. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. During the fourth quarter of 2010, we recorded a reserve against the accrued rent balances due from certain of our tenants whom we believed may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of such rents as well as a stabilizing economy.

•

Legal and professional. Legal and professional fees decreased by $220,000, or 18.9%, to $945,000 in 2011 as compared to $1.2 million in 2010. This decrease was primarily attributable to reduced transfer agent fees resulting from quarterly, instead of monthly, dividend distributions as well as reduced fees for audit and tax related services.

•

Real estate commissions. Real estate commissions increased by approximately $151,000, or 79.1%, to $342,000 in 2011 as compared to $191,000 in 2010. This increase was primarily attributable to leasing activity for several new anchor leases at properties owned by our Advised Funds.

•

Acquisition costs. Acquisition costs increased by $217,000 to $229,000 in 2011 as compared to $12,000 in 2010. This increase was attributable to the acquisitions of The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011 and Alpharetta Commons on July 29, 2011. We acquired one property during the year ended December 31, 2010 (500 Lamar on December 9, 2010).

•

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.6 million, or 24.5%, to $8.3 million in 2011 as compared to $6.6 million in 2010. This increase was primarily attributable to the acquisitions of 500 Lamar (December 9, 2010), The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011 and Alpharetta Commons on July 29, 2011.

•

Impairment – properties. Impairment – properties was $2.3 million in 2010. During the third quarter of 2010 and in connection with the marketing of several of our non-core, single-tenant properties located in tertiary markets, we identified a negative trend in the market for such properties. Accordingly, we performed an impairment analysis on all of our properties with these characteristics. The analysis indicated that, for four such properties, the estimated undiscounted future cash flows associated with these assets would not be sufficient to recover their carrying values. As a result, we recorded impairments in the aggregate amount of $2.3 million on these four single-tenant, non-core properties in order to reduce their carrying values to their respective fair values. Our determination of fair value was based on market data for similar assets. As of the date of the impairment assessment, these assets had an aggregate estimated fair value of $3.4 million and were impaired by $2.3 million. No such impairments were recorded during the year ended December 31, 2011.

•

Impairment (recovery) – notes receivable. Impairment (recovery) – notes receivable improved by $2.9 million to recoveries of $1.1 million in 2011 as compared to an expense of $1.8 million in 2010. During 2011, we received payments totaling $1.4 million on our note receivable due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. The note matured, unpaid, in December 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. Of the payments received in 2011, $313,000 was recorded as interest income, and the remaining $1.1 million was recorded as an impairment recovery. Also, during 2010, we, as the general partner of AIGF, approved a plan to begin marketing the fund’s assets for sale, and recorded a $500,000 impairment on the note from AIGF as we believed that the fund would be unable to repay the full balance after settlement of its other obligations (see Note 7 of the Notes to Consolidated Financial Statements).

•

Loss from Advised Funds. Loss from Advised Funds decreased by $802,000, or 67.6%, to $384,000 in 2011 as compared to $1.2 million in 2010. The decrease was primarily attributable to the increased depreciation expense in 2010 resulting from the impending redevelopment of the Woodlake Square property. During the first quarter of 2010, we reassessed and shortened the estimated useful lives of various Woodlake Square buildings consistent with our redevelopment plan.

•

Income tax expense. Income tax expense of $1.2 million in 2010 was primarily attributable to recording a full valuation allowance against our federal deferred tax assets at December 31, 2010. As a result, any federal tax expense or benefit in 2011 was fully offset by a corresponding change in the valuation allowance.

•

Issuance costs. Stock issuance costs were $914,000 in 2011. During 2011, we initiated plans for a public offering and filed a registration statement on Form S-11; however, market volatility and uncertainty prevented us from taking the registration statement effective in the near term. The costs incurred no longer met the criteria for capitalization under GAAP at December 31, 2011 and were expensed. We had no such expenses in 2010.

•

Debt prepayment penalties. Debt prepayment penalties were $988,000 in 2010, and reflected penalties incurred upon the early extinguishment of the mortgages on our Plaza in the Park, Cinco Ranch and Terrace Shops properties in December 2010. We incurred no such early extinguishment penalties during 2011.

Income from discontinued operations. Income from discontinued operations decreased by $5.8 million, or 91.1%, to $565,000 in 2011, as compared to $6.4 million in 2010. The decrease was primarily attributable to our property disposition activity during 2010. We sold two non-core, single tenant properties during the year ended December 31, 2011, for a gain of $417,000 whereas we sold 21 non-core, single tenant properties during the year ended December 31, 2010, for a gain of $5.5 million.

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

          Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental non-GAAP financial measure of operating performance because, by excluding gains or losses on dispositions, impairment charges and depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself.

          Additionally, we consider Core FFO, which adjusts FFO for items that do not reflect ongoing property operations, such as acquisition expenses, expensed issuance costs and gains on the sale of real estate held for resale, to be a meaningful performance measurement. Management believes that the computation of FFO in accordance with NAREIT’s definition includes certain items such as acquisition costs, issuance costs and gains on sale of real estate held for resale that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance with similar REITs. Accordingly, management believes that it is helpful to investors to adjust FFO for items that do not reflect ongoing property operations to arrive at our Core FFO. There can be no assurance that FFO or Core FFO presented by us is comparable to similarly titled measures of other REITs. FFO and Core FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

          The table below details our FFO and Core FFO reconciliation to net income under GAAP for the periods presented (in thousands).

	Year Ended December 31,
	2012 (1)	2011 (1)	2010 (2)	2009 (3)	2008 (4)
Net income	$4,460	$4,240	$6,305	$5,255	$143
Add:
Depreciation of real estate assets - from operations	8,832	8,181	6,537	7,219	8,808
Depreciation of real estate assets - from discontinued operations	—	13	51	77	111
Depreciation of real estate assets for nonconsolidated affiliates	622	628	1,453	552	849
Impairments of real estate held for investment	—	—	864	—	142
Less:
Net income attributable to non-controlling interest	—	—	(173)	(121)	(331)
Gain on real estate assets held for investment	—	—	(1,216)	—	(924)
Class B, C and D distributions	—	—	—	(8,357)	(10,013)
Premium on merger conversion of AmREIT class C and D shares	—	—	—	(10,171)	—

FFO	$13,914	$13,062	$13,821	$(5,546)	$(1,215)

Acquisition costs	687	229	12	—
Issuance costs	—	914	—	—	—
Gains on sale of real estate acquired for resale		(417)	(5,726)	(1,897)	(229)

Core FFO	$14,601	$13,788	$8,107	$(7,443)	$(1,444)

(1)

Net income for the years ended December 31, 2012 and 2011, includes acquisition costs of $687 and $229, respectively, incurred in connection with the acquisition of operating properties. Additionally, we recorded recovery income of $443,000 and $1.1 million for the years ended December 31, 2012 and 2011, respectively, on collections of notes receivable payments related to notes receivable that were impaired in prior years.

(2)

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

(3)

Included in net income is a $441 impairment related to the acquisition of REITPlus’s net assets. Additionally, included in income (loss) from discontinued operations is a $1,897 gain on real estate held for resale, net of taxes, which was realized in 2009.

(4)

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

NET OPERATING INCOME

          We believe that NOI, a non-GAAP financial measure, is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income, percentage rent, excluding straight-line rental income and amortization of acquired above- and below-market rents) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line rent bad debt expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

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

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008

Net income	$4,460	$4,240	$6,305	$5,255	$143
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(430)	(36)	(222)	(197)	(869)
Advisory services income - related party	(3,870)	(3,789)	(4,204)	(4,584)	(6,227)
Lease termination fee income	—	(131)	(15)	(1,065)	(141)
Interest and other income	(485)	(493)	(459)	(446)	(11)
Interest and other income - related party	(462)	(319)	(274)	(201)	(1,018)
Gain on debt extinguishment	—	—	(5,374)	—	—
Straight-line rent bad debt (recoveries) expense(2)	(90)	(205)	481	—	—
General and administrative	6,733	6,049	5,944	6,320	7,096
Legal and professional	919	945	1,165	1,667	1,559
Real estate commissions	387	342	191	157	162
Acquisition costs	687	229	12	—	—
Depreciation and amortization	8,884	8,257	6,634	7,350	8,969
Impairment - notes properties	—	—	2,268	441	484
Impairment recovery - notes receivable	(443)	(1,071)	1,800	—	—
Loss from Advised Funds	238	384	1,186	604	894
Income tax expense (benefit) for taxable REIT subsidiary	—	—	1,245	(1,159)	(704)
State income taxes	248	262	270	308	212
Interest expense	10,251	9,971	9,541	9,146	9,196
Stock issuance costs	—	914	—	—	—
Debt prepayment penalties	—	—	988	—	—
Income from discontinued operations	—	(565)	(6,382)	(2,632)	1,896
Net operating income	$27,027	$24,984	$21,100	$20,964	$21,641

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity are our cash on hand as well as availability under our $75 Million Facility. As of December 31, 2012, we had $3.0 million of available cash on hand as well as $26.9 million available under the $75 Million Facility which can be used for general corporate purposes, including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments. Our acquisition of the Preston Royal Shopping Center and our anticipated joint venture with an institutional joint venture partner (see also Note 4 to the Notes to Consolidated Financial Statements) are expected to positively impact our future liquidity and availability under our $75 Million Facility. Our availability under our $75 Million Facility will increase as we add the Preston Royal East property to our unencumbered asset pool and as we pay down our outstanding debt under our $75 million Facility with proceeds received from our potential MacArthur Park joint venture. This increase will be partially offset by a reduction of our available borrowing base as we remove our MacArthur Park asset from our unencumbered asset pool. On a net basis, the two transactions will leave us with approximately $57.4 million in anticipated availability under our $75 Million Facility.

          The $75 Million Facility, which was entered into on August 3, 2012, has a term of three years and has an accordion feature that may allow us to increase the availability by $75 million to $150 million. The amount available for us to borrow under the $75 Million Facility at any given time will be subject to the lesser of 55% of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.50 to 1.0. Our ability to borrow under the $75 Million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75 Million Facility if we default on any of our other indebtedness that equals or exceeds $1 million, including any indebtedness we have guaranteed.

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

          We believe our current cash flows from operations, coupled with our $75 Million Facility are sufficient to allow us to meet our liquidity needs for both the near and longer term to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. We have no significant debt coming due within the next twelve months.

          We intend to maintain a financially disciplined and conservative capital structure. As of December 31, 2012, approximately 85% of our debt outstanding was fixed, long-term mortgage financing, and our ratio of total debt to gross book assets was approximately 48%. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our Class B common stock in order to provide us with significant financial flexibility and to fund future growth.

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

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, FFO and prospects. The United States is still experiencing weakness from the recent, severe recession. Continued concerns regarding the uncertainty of whether the United States economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. Additionally, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic upheaval have kept markets volatile. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2013 cash resources to be insufficient to meet our obligations.

Comparison of Cash Flows for the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
Operating activities	$11,330	$16,496
Investing activities	$(43,567)	$(18,029)
Financing activities	$34,179	$1,928

          Operating Activities. The decrease in operating cash flows of approximately $5.2 million was primarily attributable to $2.5 million in proceeds from the sales of properties acquired for resale during 2011 and a decrease in cash inflows from tenant receivables and receivables from related parties during 2012 of approximately $4.5 million. This is partially offset by an increase in net income (excluding gains on the sales of assets) of approximately $769,000.

          Investing Activities. The $25.5 million increase in cash outflows from investing activities was primarily due to approximately $42.8 million in cash paid for the acquisition of the Preston Royal Village Shopping Center in December 2012 compared to approximately $21.6 million paid for the property acquisitions of Alpharetta Commons, Brookwood Village and the Market at Lake Houston during 2011. Additionally, we received $9.4 million in cash during the first quarter of 2011 from our qualified intermediary with no such receipts during 2012. Our cash on deposit with the qualified intermediary represented the net proceeds from the sale of 17 single tenant properties during 2010. We used a substantial portion of these proceeds during 2011 to acquire properties during 2011 in accordance with Section 1031 of the Internal Revenue Code.

          Financing Activities. Cash flows from financing activities increased approximately $32.3 million compared to 2011. The increase in cash flow is primarily attributable to (i) $52.7 million (net of issuance costs) received from the sale of our Class B common stock from our 2012 Offering, (ii) drawings under our $75 Million Facility of approximately $33.5 million, primarily for the purchase of the Preston Royal Village Shopping Center, (iii) additional borrowings of $3.7 million related to our refinance of the Uptown Dallas property, (iv) new financing of $3.5 million related to one of our single tenant properties and lower scheduled debt principle payments coming due in 2012 of approximately $2.2 million compared to 2011. This was partially offset by (i) repayments of debt of approximately $45.3 million from the proceeds received from our 2012 Offering, (ii) 2011 increased borrowings under our $25 Million Facility of $7.6 million, (iii) borrowings in 2011 of $7.4 million related to the acquisition of Brookwood Village, (iv) increases in distributions of $1.8 million due to the sale of additional shares of Class B common stock from our 2012 Offering and (v) increased payments for financing costs of approximately $1.0 million during 2012.

Off-Balance Sheet Arrangements

          As of December 31, 2012, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 5 of the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 2 of the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

Contractual Obligations

          As of December 31, 2012, we had the following contractual debt obligations, in thousands (see also Note 8 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2013	2014	2015	2016	2017	Thereafter	Total
$75 Million Facility	$—	$—	$33,500	$—	$—	$—	$33,500
Secured debt (1)	1,590	2,301	52,799	69,225	1,403	57,443	184,761
Unused credit fee (2)	145	145	85	—	—	—	375
Interest (2)	8,590	8,556	7,116	3,337	2,491	6,451	36,541
Non-cancelable operating lease payments	214	220	226	—	—	—	660
Total contractual obligations	$10,539	$11,222	$93,726	$72,562	$3,894	$63,894	$255,837

(1)

Secured debt as shown above is $318 less than the total secured debt as reported in the accompanying consolidated balance sheet due to the premium recorded on above market debt assumed in conjunction with the assumption of certain of our property acquisitions.

(2)

Interest expense includes our interest obligations on our $75 Million Facility as well as all secured debt. The $75 Million Facility is a variable-rate debt instrument. We pay an unused credit fee on the amount available under the $75 Million Facility that remains undrawn.

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

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

          The Company’s management has responsibility for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          Based on their evaluation of our internal control over financial reporting, our management along with our CEO and CFO believe that the Company’s internal control over financial reporting is effective as of December 31, 2012.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

          Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          The information required by this Item will be presented in our 2013 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

          The information required by this Item will be presented in our 2013 Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuances under equity compensation plans

Equity compensation plans approved by security holders	—	—	937,444(1)

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	937,444

(1)	Represents shares of our Class B common stock available under our 1999 Flexible Incentive Plan.

               The remaining information required by this Item will be presented in our 2013 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          The information required by this Item will be presented in our 2013 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The information required by this Item will be presented in our 2013 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following financial statements and schedules are included in this Annual Report on Form 10-K beginning on page F-1:

	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
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

3.1.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 Amendment No. 3 to the Company’s Registration Statement on Form S-4, filed on September 9, 2009).

3.1.2	Articles of Amendment, effective July 23, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012).

3.1.3	Articles of Amendment, effective July 23, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012).

3.1.4	Articles Supplementary, effective July 23, 2012 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 3, 2010).

10.1†	Executive Employment Agreement with H. Kerr Taylor, dated as of March 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.2†	Executive Employment Agreement with Chad C. Braun dated as of March 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.3†	Executive Employment Agreement with Tenel H. Tayar, dated as of March 29, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.4†	Employment Agreement with Charles A. Scoville dated as of March 29, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.5†	Employment Agreement with Brett Treadwell dated as of March 29, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.6†	AmREIT, Inc. 1999 Flexible Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement for its 1999 Annual Meeting of Stockholders, filed April, 30, 1999).

10.7

Revolving Credit Agreement among AmREIT, Inc. and the lenders listed therein, with PNC Bank, National Association as Administrative Agent, PNC Capital Markets LLC as Sole Lead Arranger and Sole Bookrunner and Capital One, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2012).

10.8	Form of Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 filed July 19, 2011).

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

10.18 *	Purchase and Sale Agreement dated as of October 12, 2012 between Preston Royal Realty Company and AmREIT Realty Investment Corporation.

10.19 *	Deed of Trust Security Agreement and Fixture Filing dated as of December 12, 2012 by and between AmREIT Preston Royal, LP and Transamerica Financial Life Insurance Company

10.20 *	Secured Promissory Note dated as of December 12, 2012 by and between AmREIT Preston Royal, LP and Transamerica Financial Life Insurance Company

21.1 *	Subsidiaries of the Company.

31.1 *	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

†	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012, and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

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

AmREIT, Inc.

By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Date:	February 22, 2013

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	February 22, 2013
H. KERR TAYLOR
Chairman of the Board, President, and Chief Executive
Officer (Principal Executive Officer)

/s/ Chad C. Braun	February 22, 2013
CHAD C. BRAUN, Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ Brett P. Treadwell	February 22, 2013
BRETT P. TREADWELL, Managing Vice President – Finance and Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert S. Cartwright, Jr.	February 22, 2013
ROBERT S. CARTWRIGHT, JR., Director

/s/ Brent M. Longnecker	February 22, 2013
BRENT M. LONGNECKER, Director

/s/ Scot Luther	February 22, 2013
SCOT LUTHER., Director

/s/ Mack D. Pridgen III	February 22, 2013
MACK D. PRIDGEN III, Director

/s/ Philip W. Taggart	February 22, 2013
PHILIP W. TAGGART, Director

/s/ H.L. Rush, Jr.	February 22, 2013
H.L. RUSH, JR., Director

AmREIT, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

All other financial statement schedules are omitted as the required information is either not applicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AmREIT, Inc.:

          We have audited the accompanying consolidated balance sheets of AmREIT, Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG LLP

Houston, Texas
February 22, 2013

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Real estate investments at cost:
Land	$147,460	$138,404
Buildings	222,679	172,146
Tenant improvements	17,386	14,483
	387,525	325,033
Less accumulated depreciation and amortization	(39,820)	(33,865)
	347,705	291,168

Acquired lease intangibles, net	15,976	10,139
Investments in Advised Funds	7,953	8,322
Net real estate investments	371,634	309,629

Cash and cash equivalents	2,992	1,050
Tenant and accounts receivable, net	5,566	4,340
Accounts receivable - related party, net	821	645
Notes receivable, net	2,731	3,412
Notes receivable - related party, net	6,748	6,513
Deferred costs, net	3,696	2,887
Other assets	3,206	2,134
TOTAL ASSETS	$397,394	$330,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$218,579	$201,658
Accounts payable and other liabilities	9,593	8,007
Acquired below-market lease intangibles, net	3,507	2,021
TOTAL LIABILITIES	231,679	211,686

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 11,657,563 and 11,598,959 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	117	116
Class B common stock, $0.01 par value, 900,000,000 shares authorized, 4,465,725 and 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	45	—
Capital in excess of par value	245,403	192,005
Accumulated distributions in excess of earnings	(79,850)	(73,197)
TOTAL STOCKHOLDERS’ EQUITY	165,715	118,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,394	$330,610

See Notes to Consolidated Financial Statements

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income from operating leases	$37,438	$32,995	$29,155
Advisory services income - related party	3,870	3,789	4,204
Lease termination fee income	—	131	15
Total revenues	41,308	36,915	33,374

Expenses:
General and administrative	6,733	6,049	5,944
Property expense	9,891	7,770	8,314
Legal and professional	919	945	1,165
Real estate commissions	387	342	191
Acquisition costs	687	229	12
Depreciation and amortization	8,884	8,257	6,634
Impairment - properties	—	—	2,268
Impairment (recovery) - notes receivable	(443)	(1,071)	1,800
Total expenses	27,058	22,521	26,328

Operating income	14,250	14,394	7,046

Other income (expense):
Interest and other income	485	493	459
Interest and other income - related party	462	319	274
Gain on debt extinguishment	—	—	5,374
Loss from Advised Funds	(238)	(384)	(1,186)
State income taxes	(248)	(262)	(1,515)
Interest expense	(10,251)	(9,971)	(9,541)
Issuance costs	—	(914)	—
Debt prepayment penalties	—	—	(988)

Income (loss) from continuing operations	4,460	3,675	(77)

Income (loss) from discontinued operations, net of taxes	—	148	656
Gain on sale of real estate acquired for resale, net of taxes	—	417	5,726
Income from discontinued operations	—	565	6,382

Net income	$4,460	$4,240	$6,305

Net income attributable to non-controlling interest	—	—	(173)

Net income available to AmREIT stockholders	$4,460	$4,240	$6,132

Net income per share of common stock - basic and diluted
Income (loss) before discontinued operations	$0.32	$0.31	$(0.04)
Income from discontinued operations	—	0.05	0.56
Net income	$0.32	$0.36	$0.52

Weighted average shares of common stock used to compute net income per share, basic and diluted	13,120	11,384	11,336

Distributions per share of common stock	$0.80	$0.80	$0.90

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital in excess of	Accumulated distributions in excess of	Accumulated other comprehensive	Treasury	Non- controlling
	Class A	Class B	par value	earnings	loss	stock	interest	Total

Balance as of December 31, 2009	$115	$—	$191,090	$(63,908)	$(384)	$—	$265	$127,178

Net income	—	—	—	6,305	—	—	—	6,305
Net loss attributable to noncontrolling interest	—	—	—	(173)	—	—	173	—

Change in fair value of hedge	—	—	—	—	38	—	—	38
Deferred compensation	—	—	(1,669)	—	—	—	—	(1,669)
Issuance of shares of common stock for deferred compensation	1	—	1,622	—	—	115	—	1,738
Amortization of deferred compensation	—	—	442	—	—	—	—	442
Repurchase of shares of Class A common stock	—	—	—	—	—	(143)	—	(143)
Distributions				(10,384)			(438)	(10,822)

Balance as of December 31, 2010	$116	$—	$191,485	$(68,160)	$(346)	$(28)	$—	$123,067

Net income	—	—	—	4,240	—	—	—	4,240

Change in fair value of hedge	—	—	—	—	346	—	—	346
Deferred compensation	—	—	(762)	—	—	—	—	(762)
Issuance of shares of common stock for deferred compensation	—	—	762	—	—	—	—	762
Amortization of deferred compensation	—	—	561	—	—	—	—	561
Forfeitures of Class A
Class A common stock	—	—	30	—	—	(43)	—	(13)
Retirement of shares of Class A common stock	—	—	(71)	—	—	71	—	—
Distributions	—	—	—	(9,277)	—	—	—	(9,277)

Balance as of December 31, 2011	$116	$—	$192,005	$(73,197)	$—	$—	$—	$118,924

Net income	—	—	—	4,460	—	—	—	4,460
Deferred compensation	—	—	(5,299)	—	—	—	—	(5,299)
Issuance of shares of
common stock for
deferred compensation	1	3	5,295	—	—	—	—	5,299
Issuance of shares of
Class B common stock	—	42	52,655	—	—	—	—	52,697
Amortization of deferred compensation	—	—	815	—	—	—	—	815
Retirement of shares of Class A common stock	—	—	(68)	—	—	—	—	(68)
Distributions	—	—	—	(11,113)	—	—	—	(11,113)

Balance as of December 31, 2012	$117	$45	$245,403	$(79,850)	$—	$—	$—	$165,715

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$4,460	$4,240	$6,305
Adjustments to reconcile net income to net cash provided by
operating activities:
Proceeds from sale of real estate acquired for resale	—	2,457	886
Gain on sale of real estate acquired for resale	—	(549)	(5,384)
Gain on sale of real estate acquired for investment	—	—	(1,216)
Gain on debt extinguishment	—	—	(5,374)
Impairment - properties	—	—	3,487
Impairment (recovery) - notes receivable	(443)	(1,071)	1,800
Bad debt expense (recoveries)	44	(322)	1,265
Loss from Advised Funds	238	384	1,186
Cash receipts for related party fees	17	14	(166)
Depreciation and amortization	9,336	8,575	6,934
Amortization of deferred compensation	815	561	442
Distributions from Advised Funds	—	—	11
Decrease (increase) in tenant and accounts receivable	(1,500)	1,177	(1,272)
Increase in accounts receivable - related party	(1,946)	(64)	(369)
Cash receipts from direct financing leases more than income recognized	—	—	237
Increase in other assets	(1,157)	489	2,310
Increase (decrease) in accounts payable and other liabilities	1,466	605	(1,404)
Net cash provided by operating activities	11,330	16,496	9,678

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(3,827)	(4,492)	(1,963)
Net cash paid for acquisition of investment properties	(42,760)	(21,594)	(2,760)
Additions to furniture, fixtures and equipment	(18)	(47)	(74)
Notes receivable collections	1,175	1,071	—
Investments in and advances to Advised Funds	(1,421)	(3,353)	(2,338)
Distributions and payments from Advised Funds	3,284	1,016	2,107
Proceeds from sale of real estate acquired for resale	—	—	14,053
Proceeds from sale of investment property	—	—	4,608
Residual economic interest paid	—	—	(2,866)
Cash deposited with a qualified intermediary	—	—	(12,804)
Cash received from qualified intermediary	—	9,370	3,434
Net cash provided by (used in) investing activities	(43,567)	(18,029)	1,397

Cash flows from financing activities:
Proceeds from notes payable	59,100	35,870	32,423
Payments of notes payable	(65,457)	(24,577)	(32,536)
Payments for financing costs	(980)	(88)	(478)
Issuance of shares of Class A common stock	—	—	(26)
Issuance of shares of Class B common stock	58,146	—	—
Issuance costs	(5,449)	—	—
Retirement of shares of class A common stock	(68)	—	—
Purchase of treasury stock	—	—	(48)
Distributions to non-controlling interests	—	—	(438)
Common dividends paid	(11,113)	(9,277)	(10,384)
Net cash provided by (used in) financing activities	34,179	1,928	(11,487)
Net increase in cash and cash equivalents	1,942	395	(412)
Cash and cash equivalents, beginning of period	1,050	655	1,067
Cash and cash equivalents, end of period	$2,992	$1,050	$655

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$9,716	$9,260	$10,149
Taxes	$229	$566	$382

Deferred compensation recorded upon issuance of restricted shares of common stock	$5,299	$762	$1,669

Reclassification of tenant and accounts receivable to notes receivable	$284	$—	$—

Reclassification of accounts receivable - related party to notes
receivable - related party	$1,770	$—	$—

Assumption of debt associated with the acquisition of
operating properties	$23,400	$28,510	$1,800

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)

1. OUR BUSINESS AND OUR RECENT HISTORY

Our Business

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and national and local restaurants. Over our 29-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

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

          As of December 31, 2012, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to seven real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of December 31, 2012, our Advised Funds held all or a portion of ownership in 17 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2012, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

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

Financial Instruments

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short term nature of the instruments and/or due to impairments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes, including our $75 Million Facility, approximate their carrying values. See Note 7 for further discussion of the fair value of our notes payable.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. A substantial portion of our revenue is earned from operating leases. Our operating leases range from one to 25 years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2012 is as follows (in thousands):

Year Ending December 31,	Minimum base rents
2013	$30,493
2014	28,124
2015	23,114
2016	18,641
2017	13,849
Thereafter	47,230
$161,451

          Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2012, 2011 and 2010, we recognized percentage rents of $631,000, $425,000 and $555,000, respectively. Accrued rents are included in tenant and accounts receivable, net.

          Lease termination income – We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2012, 2011 and 2010, we recognized lease termination fees of $0, $131,000 and $0, respectively.

          Advisory services income – related party – We provide various real estate services, including development, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. We also earn asset management fees from certain of the Advised Funds for facilitating the deployment of capital and for monitoring the real estate investments. Asset management fees are calculated as a percentage of equity under management. See Note 12 for a detail of our advisory services income – related party.

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

Gains on Sale of Real Estate

          Gains and losses on sales of real estate are not recognized under the full accrual method until certain criteria are met. Gains relating to transactions that do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate under the circumstances. During the years ended December 31, 2012, 2011 and 2010, we recognized gains on sales of real estate of $0, $417,000 and $5.7 million, respectively, which are included in income from discontinued operations.

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. We did not capitalize any interest or taxes during the years ended December 31, 2012, 2011 and 2010.

          Acquired Properties and Acquired Intangibles – We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred. See Note 4 for additional information related to our acquisition of the Preston Royal Village Shopping Center during 2012.

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

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, we recognized an impairment charge of $2.3 million on four properties that represented non-core real estate assets and $1.2 million on two non-core real estate assets reported in discontinued operations.

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

          The table below summarizes the activity within our allowance for uncollectible accounts for tenant receivables (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$1,780	$2,068	$1,025
Additional reserves	523	540	1,579
Collections/reversals	(479)	(788)	(360)
Write-offs	(690)	(40)	(176)
Ending balance	$1,134	$1,780	$2,068

Notes Receivable

          Included in notes receivable is a $2.5 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note matured unpaid on December 31, 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. Also during 2011, we entered into a new agreement with the borrower and extended the note to June 30, 2014. In May 2012, the borrower made a $1.0 million payment, and we recorded an additional impairment recovery of $229,000. The fair value of the underlying collateral now exceeds the remaining note balance.

          Also included in notes receivable is approximately $259,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2012 and December 31, 2011, we had an allowance for uncollectible notes receivable from tenants of $45,000 and $29,000, respectively. During the years ended December 31, 2012 and 2010, we recorded bad debt expense related to tenant notes receivable of $19,000 and $99,000. During the year ended December 31, 2011, we recorded bad debt recoveries of $71,000.

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

	December 31, 2012			December 31, 2011
Related Party	Face Amount	Reserve (1)	Carrying Amount	Face Amount	Reserve (1)	Carrying Amount
AIGF	$—	$—	$—	$2,488	$(619)	$1,869
MIG III	3,729	(373)	3,356	3,218	(356)	2,862
MIG IV	3,658	(266)	3,392	2,026	(244)	1,782
Total	$7,387	$(639)	$6,748	$7,732	$(1,219)	$6,513

(1)

A portion of these reserve balances represents the amount by which losses recognized on our equity investment in the entity exceeds our basis in the equity investment. GAAP provides that, to the extent that such an ‘excess loss’ exists and we have made an additional investment in the entity via a loan, that excess loss should be recorded as a reduction in the basis of the loan. Included in the reserve balances for the AIGF, MIG III and MIG IV loans are $0, $373 and $266 for such losses as of December 31, 2012, and $55, $356 and $244 for such losses as of December 31, 2011, respectively. We do not believe that these reserves are indicative of the ultimate collectability of these receivables.

          We recorded a $500,000 impairment on the note from AIGF during 2010. As a result, we ceased recording interest income on the note due from AIGF, and interest accruals were recorded directly to the reserve balance. In August 2012, we received approximately $2.3 million as final payment of the AIGF note receivable and related accrued interest. During 2012, we recorded $100,000 in interest income and $214,000 in impairment recovery. The remaining balance, which had previously been reserved, was written off as uncollectible.

Offering Costs

          Issuance costs incurred for the purposes of raising capital through the sale of common stock are treated as a reduction of stockholders’ equity. During 2012, we incurred underwriting commissions, legal, accounting and other offering-related costs of approximately $5.4 million in connection with our 2012 Offering.

          During 2011, we initiated plans for the public sale of our common stock, and we incurred $914,000 of costs; however, market volatility and uncertainty prevented us from proceeding with the offering at that time. Accordingly, at December 31, 2011, the costs incurred no longer met the criteria for capitalization under GAAP and were expensed.

Deferred Compensation Incentive Plan

          Our 1999 Flexible Incentive Plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares of our restricted common stock. All long-term compensation awards are designed to vest over a period of three to ten years and promote retention of our team. See also Note 10.

Income Taxes

          Federal – We have elected to be taxed as a REIT under the Internal Revenue Code and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status. To maintain our REIT status, we must distribute at least 90% of our ordinary taxable income to our stockholders and meet certain income source and investment restriction requirements. Our stockholders must report their share of income distributed in the form of dividends. However, ARIC, our real estate development and operating business, is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio of assets and Advised Funds as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our Advised Funds are treated as taxable REIT subsidiaries for federal income tax purposes and are not subject to the REIT exemption above.

          State –The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although the Texas Margin Tax is not designed as an income tax, we believe it meets the requirements of an income tax for financial reporting under GAAP.

          To the extent we are subject to federal and state income taxes, we account for income taxes under the asset and liability method. See also Note 9.

Derivative Financial Instruments

          We do not have any derivative financial instruments as of December 31, 2012 or December 31, 2011. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. The impact of derivative accounting is immaterial to our consolidated financial statements. We do not use derivative financial instruments for trading or speculative purposes. GAAP requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income, or OCI, while the ineffective portion of the derivative’s change in fair value is recognized in the income statement. As the hedge transactions settle, gains and losses associated with the transaction are reclassified out of OCI and into earnings. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

          During the years ended December 31, 2011 and 2010, we had an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% hedging our variable-rate loan on our MacArthur Park property. The swap matured on December 1, 2011. We designated this interest rate swap as a cash flow hedge for financial reporting purposes and therefore recorded any changes in its fair value to other comprehensive income. The swap settled monthly with an amount paid to or received from our counterparty, which was recorded as an adjustment to interest expense. During the years ended December 31, 2011 and 2010, we paid $356,000 and $359,000, respectively, related to this swap.

Subsequent Events

          Except as disclosed in Note 4 of this Annual Report related to the potential sale of our 70% ownership interest in our MacArthur Park property to a joint venture, we did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. 2012 OFFERING

          On July 23, 2012, we amended our charter to (i) rename all of the issued and unissued shares of our common stock, par value $0.01 per share to “Class A common stock,” (ii) effect a 1-for-2 reverse stock split of our Class A common stock, and (iii) change the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we created a new class of common stock, par value $0.01 per share, titled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. See Note 10 for further discussion of the rights of our Class A and Class B common stock. All Class A share amounts and related per share data included in the consolidated financial statements and related footnotes have been presented to reflect the reverse stock split.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock and simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $46.3 million, which were used to repay $45.3 million of mortgage debt, including the $25 Million Facility. See Note 8 for a further discussion of our notes payable. On August 24, 2012, we sold an additional 503,226 shares of our Class B common stock to our underwriters at the offering price pursuant to the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $6.5 million from the sale of the additional shares. In addition, we issued 312,499 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period.

          As of December 31, 2012, we had a total of 16,123,288 shares of common stock outstanding as follows:

Shares of Class A common stock (adjusted for the one-for-two reverse stock split)	11,657,563
Shares of Class B common stock issued in connection with our 2012 Offering	4,465,725
Total shares of common stock outstanding subsequent to our 2012 Offering	16,123,288

4. REAL ESTATE ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions

          Preston & Royal Village –On December 12, 2012, we purchased the Preston Royal Village Shopping Center, a retail shopping center containing approximately 230,000 square feet of gross leasable area located in Dallas, Texas, for a purchase price of $66.2 million, exclusive of closing costs. The property, originally built in 1956 and 1959, is comprised of a fee simple interest on the northwest corner portion and a ground leasehold interest on the northeast corner portion, with 27 years remaining on the ground lease. Collectively, the two corners are currently 97.3% leased with major tenants including Tom Thumb, Barnes & Noble and Chico’s. We account for each corner as a separate property for accounting and reporting purposes. The purchase price was funded through a combination of cash on hand, draws on our $75 Million Facility and $23.4 million in mortgage financing on the property.

          The table below details the total cash paid as reported on our consolidated statements of cash flows and the corresponding values assigned to the assets and liabilities acquired related to our acquisition of investment Preston & Royal Village during 2012 (in thousands):

	Preston Royal West	Preston Royal East	Total
Assets:
Land	$9,056	$—	$9,056
Buildings	24,535	25,352	49,887
Tenant improvements	520	433	953
Acquired lease intangibles, net	4,333	3,660	7,993
Deferred costs, net	157	77	234
Other assets	—	10	10
Liabilities:
Notes payable	(23,400)	—	(23,400)
Accounts payable and other liabilities	(66)	(129)	(195)
Acquired below-market lease intangibles, net	(1,159)	(619)	(1,778)

Net cash paid for the acquisition of investment properties(1)	$13,976	$28,784	$42,760

(1)

The $42,760 of net cash paid for the acquisition for the Preston Royal Village Shopping Center was funded with approximately $12.3 million (including acquisition costs of $687) from cash on hand and approximately $31.2 million in borrowings from our $75 Million Facility.

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

          Brookwood Village – On May 10, 2011, we completed the acquisition of Brookwood Village, a 28,774 square foot pharmacy-anchored, neighborhood shopping center located in the Buckhead District of Atlanta, Georgia. The property was renovated in 2000 and was 96% leased on the acquisition date. The anchor tenant is CVS/pharmacy and other tenants include Sprint, FedEx/Kinko’s and Subway. We acquired the property for $10.6 million in cash using proceeds from the $25 Million Facility.

          Alpharetta Commons – On July 29, 2011, we completed the acquisition of Alpharetta Commons, a 94,544 square foot grocery-anchored neighborhood shopping center located in the Alpharetta submarket of Atlanta, Georgia. The property was built in 1997 and was 100% leased on the acquisition date. The anchor tenant is Publix, a regional supermarket, with the remaining tenants comprised primarily of local and regional convenience retailers. We acquired the property for $18.8 million using cash on hand, $5.4 million from borrowings on our $25 Million Facility and a mortgage loan of $12.5 million.

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

Pro Forma Results of Acquisitions

          The table below presents our pro forma results of operations for the years ended December 31, 2012 and 2011, for all of our acquisitions assuming that we acquired the Preston Royal Village Shopping Center, The Market at Lake Houston, Brookwood Village and Alpharetta Commons on January 1, 2011 (in thousands):

		Pro forma adjustments to historical results
	Historical results	Preston & Royal Village	Market at Lake Houston	Brookwood Village	Alpharetta Commons	Pro forma results
Year Ended December 31, 2012
Total revenues	$41,308	$6,619	$—	$—	$—	$47,927
Net income available to stockholders	$4,460	$134	$—	$—	$—	$4,594

Year Ended December 31, 2011
Total revenues	$36,915	$6,567	$315	$350	$917	$45,064
Net income available to stockholders	$4,240	$(1,473)	$(66)	$(23)	$(206)	$2,472

          The financial results from the Preston Royal Village Shopping Center since the date of its acquisition on December 12, 2012 were not material to our results of operations.

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

          During 2011, we sold two non-core, single-tenant properties to a third party. The following table is a summary of our discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands, except for per share data):

	Twelve months ended December 31,
	2012	2011	2010
Revenues:
Rental income from operating leases	$—	$201	$642
Earned income from direct financing leases	—	—	1,405
Total revenues	—	201	2,047

Expenses:
General and administrative	—	(5)	(63)
Property expense	—	2	5
Construction costs	—	—	3
Legal and professional	—	42	23
Depreciation and amortization	—	13	51
Impairment - properties	—	—	1,219
Total expenses	—	52	1,238

Operating income	—	149	809

Other income (expense):
Gain on sale of real estate acquired for investment	—	—	1,216
Interest and other income	—	4	19
State income taxes	—	(5)	(462)
Interest expense	—	—	(926)
Income (loss) from discontinued operations, net of taxes	$—	$148	$656
Gain on sale of real estate acquired for resale, net of taxes	—	417	5,726
Income from discontinued operations	$—	$565	$6,382

Basic and diluted income from discontinued operations per share	$—	$0.05	$0.56

Subsequent Event – Joint Venture Agreement

          On January 24, 2013, we entered into a joint venture agreement with an institutional joint venture partner to form a joint venture through our contribution of our MacArthur Park property to a newly-organized single purpose entity as well as the acquisition by the joint venture of the contiguous property to the north (“MacArthur Park Phase I”), excluding Target. an institutional joint venture partner will contribute cash for a 70% interest in the joint venture. The joint venture would concurrently purchase MacArthur Park Phase I, currently owned by an unrelated third party, for approximately $26.2 million and place mortgage financing on the entire combined property of approximately $43.9 million. The joint venture will fully repay the MacArthur Park debt of approximately $8.8 million (including a $2.2 million defeasance penalty). At the conclusion of this transaction, we will hold a 30% ownership interest in the joint venture and receive net cash proceeds of approximately $35.4 million which will be used to repay borrowings under our $75 Million Facility. We will continue to manage and lease MacArthur Park on behalf of the joint venture and we retain a right of first offer to acquire the project in the future, after a lock out period. We expect this transaction to close in March 2013; however, closing is subject to customary closing conditions and we can make no assurances of when or if this joint venture will actually be formed and capitalized.

          After closing this transaction, our 30% retained ownership will grant us the ability to exercise significant influence over the operation and management of the property; however, our retained ownership of the property will no longer qualify for consolidation under GAAP. Therefore, we expect to deconsolidate our MacArthur Park asset on the closing date and account for our ownership under the equity method of accounting on a prospective basis. Our net real estate investments owned by our MacArthur Park property were approximately $43.2 million as of December 31, 2012. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s operating results will continue to be reported as a component of our income from continuing operations. We expect to record a gain of approximately $10 million to $12 million upon the sale of 70% of the MacArthur Park assets to the joint venture.

5. INVESTMENTS IN ADVISED FUNDS

          As of December 31, 2012, our Advised Funds included four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

High Net Worth Investment Funds

          In August 2012, AIGF, one of our high net worth investment funds, sold its remaining real estate asset, and the fund has been liquidated. We received approximately $2.3 million as final payment of AIGF’s note receivable and related accrued interest. See also “Notes Receivable – Related Party” in Note 2 above.

          Our remaining four high net worth investment funds are limited partnerships, wherein each of the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 3.0%. As a sponsor of our Advised Funds, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, the general partner begins sharing in the available cash flow at various promoted levels. Our Advised Funds are designed to have a finite life with a specified liquidation commencement date, which may be extended dependent upon approval from the majority of the limited partners. Once the liquidation commencement begins, we, as general partner, will begin to actively market all operating properties, complete all development and redevelop projects and wind up operations in an orderly fashion, which may take months or years to complete.

          MIG – MIGC, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own a 1.4% limited partner interest in MIG. MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation commencement date has been extended to March 2013, pursuant to the approval of a majority of the limited partners. We expect MIG to be liquidated over the next 12-24 months. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG II – MIGC II, our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own a 1.6% limited partner interest in MIG II. MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation commencement date has been extended to March 2013, pursuant to the approval of a majority of the limited partners. We expect MIG II to be liquidated over the next 12-24 months. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG III – MIGC III, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. We currently own a 1.1% limited partner interest in MIG III. MIG III’s liquidation date commenced on October 31, 2012. During the liquidation stage, we cannot reinvest net proceeds from the sales of properties without limited partner approval. As we stabilize and sell the properties, we will either be presenting, to the extent available, additional investment opportunities to the limited partners or will be distributing to them the net proceeds received from the sales of the properties. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG IV – MIGC IV, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own a 1.6% limited partner interest in MIG IV. MIG IV is scheduled to commence liquidation in November 2013; however, we may extend the liquidation commencement date, subject to approval by a majority of the limited partners. During the liquidation stage, we cannot reinvest net proceeds from the sales of properties without limited partner approval. As we stabilize and sell the properties, we will either be presenting, to the extent available, additional investment opportunities to the limited partners or will be distributing to them the net proceeds received from the sales of the properties. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

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

Joint Ventures

          AmREIT Woodlake, L.P. – In 2007, we invested $3.4 million in AmREIT Woodlake L.P., for a 30% limited partnership interest. AmREIT Woodlake, L.P. was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas. In June 2008, we sold two-thirds (a 20% limited partnership interest) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. In July 2010, we and our affiliated partners entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we, MIG III and MIG IV now hold a 1%, 3% and 6% interest in Woodlake Square, respectively. Our combined 10% ownership carries a promoted interest in profits and cash flows once an 11.65% return is met on the project.

          AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, L.P. was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. We, MIG III and MIG IV now hold a 10%, 30% and 40% interest, respectively, in the Woodlake Pointe Shopping Center.

          AmREIT SPF Shadow Creek, L.P. – In 2009, we acquired a 10% investment in AmREIT SPF Shadow Creek, L.P., which was formed to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000, which were recorded as an other-than-temporary impairment. MIG IV and a third party institutional joint venture partner own the remaining 10% and 80% ownership interests, respectively.

          Combined condensed financial information for the Advised Funds (at 100%) is summarized as follows (in thousands):

	As of December 31,
Combined Balance Sheets	2012	2011
Assets
Property, net	$185,821	$200,806
Cash	10,182	8,604
Notes receivable	312	77
Other assets	41,938	43,752
Total Assets	238,253	253,239
Liabilities and partners’ capital
Notes payable(1)	122,882	130,739
Other liabilities	18,654	19,435
Partners capital	96,717	103,065
Total Liabilities and Partners’ Capital	$238,253	$253,239
AmREIT share of Partners’ Capital	$7,953	$8,322

(1)	Includes $7,387and $7,732 payable to us as of December 31, 2012 and 2011, respectively.

Combined Statements of Operations	Year Ended December 31,
	2012	2011	2010
Revenue
Total Revenue	$16,885	$18,259	$18,778
Expense
Interest	7,362	8,189	9,342
Depreciation and amortization	7,574	7,904	15,797
Other	7,419	11,851	10,864
Total Expense	22,355	27,944	36,003

Net loss	$(5,470)	$(9,685)	$(17,225)

AmREIT share of Net loss	$(238)	$(384)	$(1,186)

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

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of December 31, 2012 and December 31, 2011 are as follows (in thousands):

	December 31,

	2012	2011
Acquired lease intangible assets:
In-place leases	$28,179	$22,720
In-place leases – accumulated amortization	(14,096)	(12,978)
Above-market leases	3,774	2,247
Above-market leases – accumulated amortization	(1,881)	(1,850)
Acquired leases intangibles, net	$15,976	$10,139

Acquired lease intangible liabilities:
Below-market leases	$6,286	$4,623
Below-market leases – accumulated amortization	(2,779)	(2,602)
Acquired below-market lease intangibles, net	$3,507	$2,021

Income Statement Presentation

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Presentation	2012	2011	2010
In-place leases	amortization expense	$2,061	$2,117	$1,409
Above-market leases	reduction of rental income	$95	$108	$104
Below-market leases	increase in rental income	$292	$274	$300

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization expense (in place lease value)	Rental income (above and below market rent)
2013	$3,638	$469
2014	2,831	405
2015	2,162	304
2016	1,528	75
2017	927	33
	$11,086	$1,286

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

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2012, and December 31, 2012 (in thousands):

December 31, 2012	Level 1	Level 2	Level 3
Fixed-rate notes payable	$—	$196,112	$—

December 31, 2011	Level 1	Level 2	Level 3
Notes receivable	$—	$3,288	$—
Fixed-rate notes payable	$—	$150,839	$—

Notes Receivable

          During 2010, we recorded an impairment of $1.3 million on a $4.6 million note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note. As of December 31, 2011, the fair value of the note was $3.3 million based on an average, per-acre price of vacant tracts of land recently sold near downtown Dallas, Texas. In May 2012, the borrower made a $1.0 million payment, and we recorded an additional impairment recovery of $229,000. As of December 31, 2012, the fair value of the underlying collateral exceeded the carrying value of the note. We have concluded that our valuation of the seller-financing note as of December 31, 2011 is classified in Level 2 of the fair value hierarchy.

Notes Payable

          Our notes payable consist of both variable-rate and fixed-rate notes; however, our only variable rate debt as of December 31, 2012 was the $75 Million Facility, which is a variable rate plus an applicable margin (see Note 8). We recently entered into the $75 Million Facility and therefore believe that the applicable margin represents the best estimate of fair value and, accordingly, its fair value is equal to its carrying value of $33.5 million as of December 31, 2012. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

Real Estate Investments and Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges related to any of our properties during the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, we discovered a negative trend in the market for non-credit, single tenant assets, which triggered an impairment analysis. As a result, we recognized an impairment charge of $2.3 million on four properties that represent non-core real estate assets and $1.2 million on two non-core real estate assets reported in discontinued operations. Both the estimated undiscounted cash flow analysis and fair value determination were based upon various factors that required complex and subjective judgments to be made by management. We determined the fair value of the properties by applying an income method using assumptions that include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property as well as certain macroeconomic factors.

Notes Receivable – Related Party

          During the year ended December 31, 2010, we approved a plan to begin liquidating the assets owned by AIGF. Using valuation techniques similar to those used for our own properties (described in the “Real Estate Investments and Impairment” paragraph above), we determined likely terminal values for these properties and assessed the likelihood that we would be able to recover the carrying value of our note receivable from AIGF after it settles its obligations with its other creditors. Accordingly, we recorded an impairment of $500,000 to reduce the carrying value of our notes receivable – related party. During the year ended December 31, 2012, we recorded an impairment recovery of $214,000 to reflect payments received on this note. AIGF has been liquidated, and we will receive no further payments on this note receivable.

8. NOTES PAYABLE

          Our outstanding debt as of December 31, 2012, and December 31, 2012, consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Fixed-rate mortgage loans	$185,079	$141,373
Variable-rate unsecured loans - $75.0 Million Facility	33,500	—
Variable-rate secured loans - $25.0 Million Facility	—	19,345
Other	—	40,940
Total	$218,579	$201,658

          As of December 31, 2012, the $75 Million Facility was our primary source of additional credit. Our $25 Million Facility was terminated concurrent with our 2012 Offering as further discussed in Note 2. The $75 Million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75 Million to $150.0 million provided we are not in default and certain conditions are met. During 2012, we utilized the $75 Million Facility to fund a portion of the Preston Royal Village Shopping Center acquisition. We expect to use the $75 Million Facility for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The amount available for us to borrow under the $75 Million Facility at any given time will be subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.50 to 1.0.

          Our ability to borrow under the $75 Million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75 Million Facility if we default on any of our other indebtedness that equals or exceeds $1.0 million, including any indebtedness we have guaranteed. As of December 31, 2012, our availability under our $75 Million Facility was approximately $26.9 million based upon the value of our unencumbered asset pool.

          Our acquisition of the Preston Royal Shopping Center and our anticipated joint venture with an institutional joint venture partner (see Note 4) are expected to positively impact our future liquidity and availability under our $75 Million Facility on a net basis. Our borrowing base available will be increased as we add the Preston Royal East property to our unencumbered asset pool and as we pay down our outstanding debt under our $75 million Facility with proceeds received from our potential MacArthur Park joint venture. This increase will be partially offset by a reduction of our available borrowing base as we remove the MacArthur Park asset from our unencumbered asset pool.

          As of December 31, 2012, the weighted average interest rate on our fixed-rate debt was 4.8%, and the weighted average remaining life of such debt was 4.5 years.

          Additional debt transactions in 2012 and 2011 were as follows:

2012

•

On December 12, 2012 we purchased the Preston Royal West property with a fixed rate mortgage of $23.4 million. The note bears interest at 3.21% with monthly payments of principal and interest assuming 30-year amortization period with a final lump sum payment due January 1, 2020.

•

In August 2012, we refinanced the debt securing our Uptown Plaza–Dallas property in the amount of $14.0 million. The new loan bears a fixed interest rate of 4.25% and includes monthly payments of principal and interest assuming 30-year amortization period with a final lump sum payment due August 10, 2022.

•

In February 2012, we refinanced the mortgage on our Brookwood Village property with a 10-year note that bears interest at 5.4% with monthly payments of principal and interest assuming 30-year amortization period with a final lump sum payment due February10, 2022.

2011

•	In February 2011, we assumed a $15.7 million mortgage in connection with our acquisition of The Market at Lake Houston property in Houston, Texas.
•	In June 2011, we entered into a loan for $7.4 million that is secured by our Brookwood Village property. We refinanced this loan in February 2012 as discussed above.
•	In July 2011, we entered into a mortgage loan for $12.5 million to finance the acquisition of our Alpharetta Commons property.
•

In December 2011, we exercised a 12-month extension option on a $16.6 million loan secured by our MacArthur Park property. We have one 12-month extension option remaining on this loan subject to certain covenants.

          As of December 31, 2012, scheduled principal payments on notes payable and the $75 Million Facility were as follows (in thousands):

Year Ending December 31,	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2013	$1,590	$—	$1,590
2014	2,301	—	2,301
2015	2,371	83,928	86,299
2016	1,794	67,431	69,225
2017	1,403	—	1,403
Beyond five years	3,605	53,838	57,443
Unamortized debt premiums	$—	$318	$318
Total	13,064	205,515	218,579

9. INCOME TAXES

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

          As of December 31, 2012, the gross tax and book bases of real estate assets were $407.0 million and $387.5 million, respectively. As of December 31, 2011, the gross tax and book bases of real estate assets were $336.9 million and $325.0 million, respectively.

Taxable Operations

          Income tax expense (benefit) attributable to the continuing and discontinued operations of our taxable REIT subsidiaries for the years ended December 31, 2012, 2011 and 2010 consists of the following and is included in income tax expense (benefit) or in discontinued operations as appropriate (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal - current	$(443)	$(219)	$(31)
Federal - deferred	38	30	(819)
State - current	281	267	346
Valuation allowance	372	189	2,482
Total income tax expense (benefit)	$248	$267	$1,978

          Our effective federal tax rate differs from the statutory tax rate of 34% for the years ended December 31, 2012 and 2011 as a result of the offsetting change in our valuation allowance. Our income taxes for the years ended December 31, 2012 and 2011, primarily relate to the Texas Margin Tax discussed below. Our effective federal tax rate of (70)% differs from the statutory tax rate of 34% for the year ended December 31, 2010 as a result of the valuation allowance that we recorded on our deferred tax assets as of December 31, 2010. No other significant permanent differences exist between book and taxable income of the taxable REIT subsidiaries.

Texas Margin Tax

          We have recorded an income tax provision of $248,000, $267,000 and $320,000, respectively, for the Texas Margin Tax for the years ended December 31, 2012, 2011 and 2010. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although the Texas Margin Tax is not designed as an income tax, we believe that the Texas Margin Tax meets the requirements of an income tax for financial reporting purposes under GAAP.

Deferred Tax Assets and Valuation Allowance

          Our taxable REIT subsidiaries had a gross deferred tax asset of $3.0 million and $2.9 million as of December 31, 2012 and 2011, respectively. Our deferred tax assets primarily relate to net operating loss carry forwards, impairments taken on certain of our non-core, single-tenant properties located in tertiary markets as well as to fees received from transactions with our Advised Funds. The impairments are not deductible for tax purposes until realized upon disposition of the properties, and the fees from our Advised Funds have been subject to tax, but have been deferred for financial reporting purposes.

          To the extent that we have deferred tax assets at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize those assets. In making that determination, we will consider our current financial position, our results of operations for the current and preceding years, and our expectation of future operations. As of December 31, 2012 and 2011, our deferred tax assets were fully offset by a valuation allowance as we believe they are not more likely than not to be realized.

10. STOCKHOLDERS’ EQUITY

Common Stock

          On July 23, 2012, we amended our charter to (i) rename all of the issued and unissued shares of our common stock, par value $0.01 per share to “Class A common stock,” (ii) effect a 1-for-2 reverse stock split of our Class A common stock, and (iii) change the par value of our Class A common stock to $0.01 per share after the reverse stock split. In addition, we filed articles supplementary to our charter that created a new class of common stock, par value $0.01 per share, titled “Class B common stock.” The rights of the Class A common stockholders did not change with the change in the title of the class. Each share of Class B common stock has the following rights:

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

          All Class A share amounts and related per share data included in this Annual Report have been presented to reflect the reverse stock split.

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

          As of December 31, 2012 and December 31, 2011, there were 11,657,563 and 11,598,959 shares of our Class A common stock and 4,465,725 and 0 shares of our Class B common stock issued and outstanding, respectively. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

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

          The following table presents restricted share activity during the years ended December 31, 2012 and 2011:

	2012		2011
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	207,199	$17.88	215,588	$17.56
Granted	376,970	13.91	42,500	17.94
Vested	(41,653)	16.28	(48,280)	16.66
Forfeited	—	—	(2,609)	16.74
End of period	542,516	$15.24	207,199	$17.88

          The weighted average, per share grant date value of shares of restricted stock issued during the years ended December 31, 2012 and 2011 was $13.91 and $17.94, respectively. The total grant date fair value of shares vested during the years ended December 31, 2012 and 2011 was $678,000 and $804,000 respectively. Total compensation cost recognized related to restricted stock during years ended December 31, 2012 and 2011, was $815,000 and $548,000, respectively. As of December 31, 2012, total unrecognized compensation cost related to restricted stock was $7.1 million, and the weighted average period over which we expect this cost to be recognized is 6.8 years.

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

	For the Year Ended December 31,
	2012	2011	2010

Continuing Operations
Income from continuing operations attributable to common stockholders	$4,460	$3,675	$(77)
Less: Dividends attributable to unvested restricted stockholders	(287)	(166)	(194)
Less: Income attributable to non-controlling interests	—	—	(173)
Basic and Diluted — Income from continuing operations	4,173	3,509	(444)
Discontinued Operations
Basic and Diluted — Income from discontinued operations	—	565	6,382

Net income attributable to common stockholders after allocation to participating securities	$4,173	$4,074	$5,938

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	13,120	11,384	11,336

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.32	$0.31	$(0.04)
Income from discontinued operations attributable to common stockholders	—	0.05	0.56

Net income attributable to common stockholders	$0.32	$0.36	$0.52

(1)	Weighted average shares outstanding do not include unvested shares of restricted stock totaling 359, 207 and 216 for the years ended December 31, 2012, 2011 and 2010, respectively.

12. RELATED PARTY TRANSACTIONS

          See Note 5 regarding investments in our Advised Funds, Note 2 regarding notes receivable from affiliates and Note 4 for a discussion of our acquisition of The Market at Lake Houston.

          The table below details our income and administrative cost reimbursements from the Advised Funds for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Real estate fee income(1)	$3,005	$2,491	$2,375
Asset management fee income(2)	622	1,064	1,480
Construction management fee income(3)	243	234	349
Advisory services income - related party	$3,870	$3,789	$4,204
Reimbursements of administrative costs	$855	$885	$1,009

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

13. CONCENTRATIONS

          As of December 31, 2012, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas, which accounted for 15.7% and 12.7% of total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 19 of our properties are located in the Houston metropolitan area. These Houston properties represent 63.0%, 64.2% and 62.9% of our rental income for the years ended December 31, 2012, 2011 and 2010, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by our top ten tenants for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Kroger	$2,116	$2,116	$2,192
Landry’s (1)	1,257	1,143	843
CVS/pharmacy	1,222	1,115	922
H-E-B	1,110	938	—
Publix(2)	781	332	—
Hard Rock Café	497	497	497
TGI Friday’s	459	451	451
The Container Store(3)	448	89	—
Golden Corral	427	419	419
Champps Americana	422	422	422
	$8,739	$7,522	$5,746

(1)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmicks, Mortons and The Grotto.
(2)	Publix, a regional grocer, is the anchor tenant at Alpharetta Commons, which was acquired in July 2011.
(3)	Rent commenced on a new lease with The Container Store in Houston, Texas in November 2011.

14. COMMITMENTS AND CONTINGENCIES

          As the owner or operator of real property, we may incur liability based on various property conditions and may be subject to liability for personal injury or property damage sustained as a result. We maintain sufficient comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. In addition, we may be potentially liable for costs and damages related to environmental matters. In particular, we are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. There are no material legal proceedings pending against us, and we are not aware of any pending environmental proceedings with respect to our properties that would have a material adverse effect on our consolidated financial statements.

15. SEGMENT REPORTING

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

Portfolio Segment

          Our portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. Expenses for this segment include depreciation, interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.

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

          Segment results for the years ended December 31, 2012, 2011 and 2010, were as follows (in thousands):

		Advisory Services
For the Year Ended December 31, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$37,251	$187	$—	$37,438
Advisory services income - related party	—	3,248	622	3,870
Total revenue	37,251	3,435	622	41,308

General and administrative	2,321	4,303	109	6,733
Property expense	9,870	21	—	9,891
Legal and professional	833	83	3	919
Real estate commissions	—	387	—	387
Acquisition fees	687	—	—	687
Depreciation and amortization	8,861	23	—	8,884
Impairment recovery - notes receivable	(443)	—	—	(443)
Total expenses	22,129	4,817	112	27,058

Interest expense	(10,251)	—	—	(10,251)
Other income/(expense)	690	9	(238)	461
Income (loss) from continuing operations	$5,561	$(1,373)	$272	$4,460

		Advisory Services
For the Year Ended December 31, 2011	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$32,798	$197	$—	$32,995
Advisory services income - related party	147	2,578	1,064	3,789
Lease termination fee income	131	—	—	131
Total revenue	33,076	2,775	1,064	36,915

General and administrative	2,213	3,701	135	6,049
Property expense	7,724	46	—	7,770
Legal and professional	877	65	3	945
Real estate commissions	2	340	—	342
Acquisition costs	229	—	—	229
Depreciation and amortization	8,233	24	—	8,257
Impairment recovery - notes receivable	(1,071)	—	—	(1,071)
Total expenses	18,207	4,176	138	22,521

Interest expense	(9,971)	—	—	(9,971)
Other income/(expense)	(505)	142	(385)	(748)
Income (loss) from continuing operations	$4,393	$(1,259)	$541	$3,675

		Advisory Services
For the Year Ended December 31, 2010	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$28,959	$196	$—	$29,155
Advisory services income - related party	10	2,714	1,480	4,204
Lease termination fee income	—	15	—	15
Total revenue	28,969	2,925	1,480	33,374

General and administrative	1,995	3,806	143	5,944
Property expense	8,292	22	—	8,314
Legal and professional	1,169	(13)	9	1,165
Real estate commissions	9	182	—	191
Acquisition costs	12	—	—	12
Depreciation and amortization	6,594	40	—	6,634
Impairment - properties	864	1,404	—	2,268
Impairment - notes receivable	1,800	—	—	1,800
Total expenses	20,735	5,441	152	26,328

Interest expense	(9,541)	—	—	(9,541)
Other income/(expense)	2,496	1,156	(1,234)	2,418
Income (loss) from continuing operations	$1,189	$(1,360)	$94	$(77)

16. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

          Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2012 and 2011 (amounts in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the Year Ended December 31, 2012
Revenues	$10,060	$9,861	$10,027	$11,360
Net income available to AmREIT stockholders	$1,257	$1,446	$1,023	$734
Net income per share - basic and diluted	$0.10	$0.12	$0.07	$0.04

For the Year Ended December 31, 2011
Revenues	$8,534	$9,067	$9,632	$9,765
Net income available to AmREIT stockholders	$1,336	$566	$1,118	$1,220
Net income per share - basic and diluted	$0.12	$0.04	$0.10	$0.11

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Total		Accumulated Depreciation	Date Acquired	Encumbrances (Note B)

SHOPPING CENTERS
500 Lamar, Texas	1,640,623	2,530,178	18,614	1,659,237	2,530,178	4,189,415		139,188	12/09/10	1,630,349
Alpharetta Commons, Georgia	12,901,200	4,663,425	12,459	12,913,659	4,663,425	17,577,084		555,832	07/29/11	12,230,985

Bakery Square, Texas	4,806,518	4,325,612	13,313	4,809,957	4,335,486	9,145,443		1,156,902	07/21/04	2,018,947
Brookwood Village, Georgia	6,195,376	3,355,689	56,342	6,251,718	3,355,689	9,607,408		325,981	05/10/11	7,270,792
Cinco Ranch, Texas	11,558,491	2,666,534	100,996	11,657,795	2,668,226	14,326,021		2,905,340	07/01/04	9,750,000

Courtyard Square, Texas	1,777,161	4,133,641	30,293	1,790,342	4,150,752	5,941,095		467,197	06/15/04	-
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	1,301,317	3,683,807	1,369,065	5,052,872		1,521,311	06/03/98	-
Market at Lake Houston, Texas	13,351,264	3,740,540	46,036	13,381,137	3,740,540	17,121,677		753,397	02/25/11	15,675,000

MacArthur Park, Texas	32,299,035	15,583,628	2,674,320	34,973,353	15,583,629	50,556,983		8,655,873	12/27/04	6,613,001

Plaza in the Park, Texas	17,375,782	13,257,976	657,737	18,029,703	13,261,792	31,291,495		4,464,233	07/01/04	23,250,000
Preston Royal East, Texas	25,785,057	-	-	25,785,057	-	25,785,057		115,239	12/12/12	-
Preston Royal West, Texas	25,054,873	9,055,941	-	25,054,873	9,055,941	34,110,814		81,995	12/12/12	23,400,000
Southbank, Texas	17,148,688	7,979,779	377,763	17,517,262	7,988,968	25,506,230		3,519,342	09/30/05	20,000,000

Sugar Land Plaza, Texas	3,016,816	1,280,043	286,176	3,302,993	1,280,043	4,583,035		1,251,905	07/01/98	-

Terrace Shops, Texas	2,544,592	2,212,278	192,866	2,737,458	2,212,278	4,949,736		641,903	12/15/03	-
Uptown Park, Texas	27,060,070	36,976,809	2,395,078	29,566,856	36,865,101	66,431,957		8,180,551	06/01/05	49,000,000

Uptown Plaza Dallas, Texas	14,129,798	9,295,665	130,603	14,259,839	9,296,227	23,556,066		2,903,216	03/30/06	13,922,436
Uptown Plaza, Texas	4,887,774	7,796,383	275,296	5,163,070	7,796,383	12,959,453		1,293,202	12/10/03	-

Total Shopping Centers	223,918,221	130,220,573	8,569,209	232,538,116	130,153,724	362,691,839		38,932,605		184,761,510

SINGLE TENANT
Citibank, Texas	-	1,318,418	165,743	50,943	1,433,217	1,484,161		23,379	12/17/04	-

CVS Pharmacy, Texas	-	2,665,332	23,663	-	2,688,995	2,688,995	n/a		01/10/03	-

Golden Corral, Texas	1,093,139	718,702	(687,192)	584,497	540,152	1,124,649		42,654	07/23/02	-

Golden Corral, Texas	1,290,347	553,006	(660,126)	744,607	438,620	1,183,227		63,458	07/23/02	-

Smokey Bones, Georgia	-	773,800	(60,414)	-	713,386	713,386	n/a		12/18/98	-

Sunbelt Rental, Illinois	-	402,080	673,087	832,395	220,968	1,053,363		52,536	05/23/07	-
TGI Friday’s, Maryland	-	1,473,613	860	-	1,474,473	1,474,473	n/a		09/16/03	-
TGI Friday’s, Texas	1,425,843	611,075	39,894	1,453,769	623,043	2,076,812		389,846	07/23/02	-
Woodlands Ring Road, Texas	-	8,957,570	4,077,161	3,861,079	9,173,652	13,034,731		316,044	12/01/07	-
Total Single Tenant	3,809,329	17,473,596	3,572,676	7,527,290	17,306,507	24,833,797		887,918		-

Total	$227,727,550	$147,694,169	$12,141,885	$240,065,406	$147,460,231	$387,525,636		$39,820,523		$184,761,510

Note A - The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold, tenant activity or reductions in our investments in properties accounted for as direct financing leases.

Note B - The notes secured by the Cinco Ranch and Plaza in the Park properties contain a cross-collateralization clause whereas an event of default on one note constitutes an event of default on both notes.

Activity within real estate and accumulated depreciation during the three years ended December 31, 2011 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2009	$283,809,070	$24,934,167

Acquisitions / additions	10,794,709	-
Disposals	(11,048,686)	(451,194)
Impairment	(4,241,649)	(754,486)

Depreciation expense	-	4,891,223
Balance at December 31, 2010	$279,313,444	$28,619,710

Acquisitions / additions	47,982,336	-
Disposals	(2,262,954)	(196,747)
Impairment	-

Depreciation expense	-	5,441,981
Balance at December 31, 2011	$325,032,826	$33,864,944
Acquisitions / additions	62,890,931	-
Disposals	(398,121)	(335,424)
Impairment	-	-

Depreciation expense	-	6,291,003
Balance at December 31, 2012	$387,525,636	$39,820,523

S-1