Form 10-Q
period 2013-03-31
AmREIT, Inc.
filed 2013-05-09
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

As of May 7, 2013 we had 16,169,787 shares of common stock outstanding.

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

$75 Million Facility	Our $75.0 million unsecured revolving credit facility as specified in our Revolving Credit Agreement with PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated August 3, 2012.

ABR	Annualized base rent.

Advised Funds

Collectively, our varying minority ownership interests in four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

AmREIT	AmREIT, Inc.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Core FFO

FFO in accordance with NAREIT’s definition, adjusted to exclude items that management believes do not reflect our ongoing operations, such as acquisition expenses, expensed issuance costs and gains on the sale of real estate held for resale. Management believes that such items therefore affect the comparability of our period-over-period performance with similar REITs.

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

FFO

Funds from operations, as defined by NAREIT, which includes net income (loss) computed in accordance with GAAP, excluding gains, losses or impairments on properties held for investment, plus real estate related depreciation and amortization, and after adjustments for similar items recorded by our Advised Funds.

GAAP	U.S. generally accepted accounting principles.

GLA	Gross leasable area.

LIBOR	London Interbank Offered Rate.

MacArthur Park Joint Venture

Our 30% / 70% joint venture with Goldman Sachs in AmREIT MacArthur Park, LLC formed on March 26, 2013, whereby we contributed our MacArthur Park property for a 30% interest in AmREIT MacArthur Park, LLC, and Goldman Sachs contributed cash for a 70% interest. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for approximately $25.5 million and placed mortgage financing on the entire combined property of $43.9 million. The MacArthur Park Joint Venture extinguished the $8.7 million (including a $2.1 million defeasance penalty) mortgage loan securing the MacArthur Park property.

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

NYSE	New York Stock Exchange.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2013.

Preston Royal East	The northeast corner of the Preston Royal Shopping center consisting of 107,914 square feet of GLA in which we hold a ground lease interest with 27 years remaining on the ground lease.

Preston Royal Shopping Center

Collectively, a retail shopping center with approximately 230,000 square feet of GLA on the northwest and northeast corners of the intersection of Preston Road and Royal Lane in Dallas, Texas. It was 97.3% leased at acquisition, and its major tenants include Tom Thumb, Barnes & Noble and Chico’s. The northwest corner is comprised of a fee simple interest and subject to mortgage financing. The northeast corner consists of a leasehold interest with 27 years remaining on the ground lease. We purchased the properties for a total of $66.2 million on December 12, 2012.

Preston Royal West	The northwest corner of Preston Royal Shopping Center consisting of 122,564 square feet of GLA in which we hold a fee simple interest.

PSF	Per square foot.

REIT	Real estate investment trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$131,877	$147,460
Buildings	191,743	222,679
Tenant improvements	13,540	17,386
	337,160	387,525
Less accumulated depreciation and amortization	(32,635)	(39,820)
	304,525	347,705

Acquired lease intangibles, net	13,331	15,976
Investments in Advised Funds	16,759	7,953
Net real estate investments	334,615	371,634

Cash and cash equivalents	4,913	2,992
Tenant and accounts receivable, net	5,246	5,566
Accounts receivable - related party, net	1,019	821
Notes receivable, net	2,773	2,731
Notes receivable - related party, net	7,074	6,748
Deferred costs, net	3,144	3,696
Other assets	1,460	3,206
TOTAL ASSETS	$360,244	$397,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$181,096	$218,579
Accounts payable and other liabilities	5,441	9,593
Acquired below-market lease intangibles, net	2,563	3,507
TOTAL LIABILITIES	189,100	231,679

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 11,657,563 shares issued and outstanding as of March 31, 2013 and December 31, 2012	117	117
Class B common stock, $0.01 par value, 900,000,000 shares authorized, 4,512,225 and 4,465,725 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	45	45
Capital in excess of par value	245,670	245,403
Accumulated distributions in excess of earnings	(74,688)	(79,850)
TOTAL STOCKHOLDERS’ EQUITY	171,144	165,715
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,244	$397,394

See Notes to Consolidated Financial Statements

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Rental income from operating leases	$11,074	$8,929
Advisory services income - related party	843	1,131
Total revenues	11,917	10,060

Expenses:
General and administrative	1,951	1,484
Property expense	3,119	2,213
Legal and professional	252	221
Real estate commissions	52	86
Depreciation and amortization	3,299	2,227
Total expenses	8,673	6,231

Operating income	3,244	3,829

Other income (expense):
Interest and other income	113	102
Interest and other income - related party	56	72
Gain on sale of interest in real estate assets	7,696	—
Loss from Advised Funds	(148)	(36)
State income taxes	(72)	(76)
Interest expense	(2,493)	(2,634)

Net income	$8,396	$1,257

Net income per share of common stock - basic and diluted	$0.53	$0.11

Weighted average shares of common stock used to compute net income per share, basic and diluted	15,590	11,374

Distributions per share of common stock	$0.20	$0.20

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2013
(in thousands)
(unaudited)

	Class A Common Stock	Class B Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total

Balance at December 31, 2012	$117	$45	$245,403	$(79,850)	$165,715
Net income	—	—	—	8,396	8,396
Deferred compensation	—	—	(797)	—	(797)
Issuance of Class B common stock for deferred compensation	—	—	797	—	797
Amortization of deferred compensation	—	—	267	—	267
Distributions	—	—	—	(3,234)	(3,234)
Balance at March 31, 2013	$117	$45	$245,670	$(74,688)	$171,144

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$8,396	$1,257
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of interest in real estate assets	(7,696)	—
Bad debt expense (recoveries)	(111)	47
Loss from Advised Funds	148	36
Cash receipts for related party fees	4	8
Depreciation and amortization	3,302	2,233
Amortization of deferred compensation	267	144
Decrease in tenant and accounts receivable	133	294
Increase in accounts receivable - related party	(423)	(537)
Decrease in other assets	1,559	157
Decrease in accounts payable and other liabilities	(3,843)	(2,132)
Net cash provided by operating activities	1,736	1,507

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(476)	(1,129)
Cash proceeds from the sale of interest in real estate assets	32,861	—
Additions to furniture, fixtures and equipment	(10)	(8)
Notes receivable collections	42	—
Investments in and advances to Advised Funds	(1,768)	(458)
Distributions and payments from Advised Funds	3,643	—
Net cash provided by (used in) investing activities	34,292	(1,595)

Cash flows from financing activities:
Proceeds from notes payable	5,250	8,000
Payments of notes payable	(36,114)	(5,521)
Payments for financing costs	(9)	(125)
Retirement of shares of Class A and Class B common stock	—	(36)
Common dividends paid	(3,234)	(2,334)
Net cash used in financing activities	(34,107)	(16)

Net increase (decrease) in cash and cash equivalents	1,921	(104)
Cash and cash equivalents, beginning of period	2,992	1,050
Cash and cash equivalents, end of period	$4,913	$946

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$2,435	$2,567
Taxes	$—	$2

Deferred compensation recorded upon issuance of restricted shares of common stock	$797	$790

Reclassification of tenant and accounts receivable to notes receivable	$94	$—

Reclassification of accounts receivable - related party to notes receivable - related party	$225	$345

Contribution of interest in net assets to joint venture	$10,785	$—

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

          As of March 31, 2013, our portfolio consisted of 31 wholly owned properties with approximately 1.2 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of March 31, 2013, our Advised Funds held all or a portion of ownership in 18 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of March 31, 2013, and December 31, 2012, and for the three months ended March 31, 2013 and 2012, have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2013, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

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

Financial Instruments

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short term nature of the instruments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate revolving line of credit approximates its carrying value. See Note 6 for further discussion of the fair value of our notes payable.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2013 and 2012, we recognized percentage rents of $34,000 and $32,000, respectively. Accrued rents are included in tenant and accounts receivable, net.

          Lease termination income – We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. We did not recognize any lease termination fees during the three months ended March 31, 2013 and 2012, respectively.

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

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. We did not capitalize any interest or taxes during the three months ended March 31, 2013 or 2012.

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

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the three months ended March 31, 2013 or 2012.

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

          The table below summarizes the activity within our allowance for uncollectible accounts for tenant receivables (in thousands):

	Three months ended March 31,
	2013	2012

Beginning balance	$1,134	$1,780
Additional reserves	58	134
Collections/reversals	(94)	(104)
Write-offs	(15)	(434)
Ending balance	$1,083	$1,376

Notes Receivable

          Included in notes receivable is a $2.5 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note bears interest at 12%, and it is collateralized by a tract of land that is contiguous to our Uptown Plaza Dallas property that we sold to the borrower and seller financed in 2009. The note matured unpaid on December 31, 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note, and we entered into a new agreement with the borrower and extended the note to September 30, 2014. In May 2012, the borrower made a $1.0 million payment, and we recorded an impairment recovery of $229,000. The fair value of the underlying collateral now exceeds the remaining note balance.

          Also included in notes receivable is $260,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of March 31, 2013 and December 31, 2012, we had an allowance for uncollectible notes receivable from tenants of $29,000 and $45,000, respectively. We recorded bad debt expense related to tenant notes receivable of $10,000 and $17,000 during the three months ended March 31, 2013, and 2012, respectively.

Notes Receivable – Related Party

          Included in notes receivable – related party are loans made to certain of our affiliated Advised Funds related to the acquisition or development of properties and the deferral of asset management fees. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the Advised Funds’ ownership interests in various unencumbered properties. We have agreed that we will not require MIG III or MIG IV to repay our notes receivable – related party until a date subsequent to January 1, 2014 if requiring such repayment would prevent MIG III or MIG IV from executing their strategy or would present an unnecessary financial hardship. The following is a summary of the notes receivable due from related parties (in thousands):

	March 31, 2013			December 31, 2012
Related Party	Face Amount	Reserve (1)	Carrying Amount	Face Amount	Reserve (1)	Carrying Amount
MIG III	3,071	(378)	2,693	3,729	(373)	3,356
MIG IV	4,651	(270)	4,381	3,658	(266)	3,392
Total	$7,722	$(648)	$7,074	$7,387	$(639)	$6,748

(1)

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

Subsequent Events

          On April 25, 2013, we filed with the State Department of Assessments and Taxation of Maryland amendments to our charter that (i) changed each issued and unissued share of our Class A common stock into one share of our Class B common stock and (ii) changed the designation of the Class B common stock to “common stock.” The amendments setting forth the change of the shares of Class A common stock into shares of Class B common stock were approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013. The amendment approving the redesignation of the Class B common stock to common stock was approved by our board of directors and did not require stockholder approval.

          Except as disclosed above related to our common stock and except as disclosed in Note 3 of this Quarterly Report related to the entry into the MacArther Park JV, we did not have any additional material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. REAL ESTATE JOINT VENTURE AND ACQUISITIONS

MacArthur Park Joint Venture

          On March 26, 2013, we completed the entry into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest, and Goldman Sachs contributed cash for a 70% interest. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for approximately $25.5 million and placed mortgage financing on the entire combined property of $43.9 million. The MacArthur Park Joint Venture fully repaid the mortgage loan securing the MacArthur Park debt of approximately $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received net cash proceeds of approximately $35.6 million, which were used to repay borrowings under our $75 Million Facility. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us. We will continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future, after a lock-out period.

          Our 30% ownership interest does not qualify for consolidation under GAAP. Accordingly, we deconsolidated this property on March 26, 2013. Included on our consolidated balance sheet as of March 31, 2013 is our investment in the MacArthur Park Joint Venture of $8.8 million, which represents our historical basis in the MacArthur Park net assets plus post-closing cash contributions (distributions). Our December 31, 2012 consolidated balance sheet includes MacArthur Park real estate assets of approximately $43.2 million and notes payable of approximately $6.6 million. The table below details the significant assets and liabilities of MacArthur Park that were deconsolidated during the period as a result of this transaction:

Summary of assets contributed and deconsolidated	AmREIT (30%)	Goldman Sachs (70%)	Consolidated Total
Real estate investments at cost	$15,162	$35,379	$50,541
Less accumulated depreciation and amortization	(2,689)	(6,275)	(8,964)
Net real estate investments	12,473	29,104	41,577
Acquired lease intangibles, net	377	880	1,257
Tenant and accounts receivable, net	64	150	214
Loan costs and other assets	150	347	497

Notes payable	(1,977)	(4,613)	(6,590)
Accounts payable and other liabilities	(302)	(704)	(1,006)
Net assets and liabilities contributed	$10,785	$25,164	$35,949

          We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of March 31, 2013, differs from our proportionate share of the joint venture’s net assets by $2.9 million. This basis difference represents our proportionate difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over the related useful life of the related assets.

          Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture, and we account for our ownership under the equity method since the date of the formation of the joint venture. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations.

Acquisitions

          610 & Ella - We acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas on April 4, 2013 for $2.2 million. We entered into a long-term, build-to-suit lease with CVS /pharmacy on the site. This acquisition was made through ARIC as it was acquired with the intent to resell it in the near-term.

          Preston & Royal Village – On December 12, 2012, we purchased the Preston Royal Village Shopping Center, a retail shopping center containing approximately 230,000 square feet of GLA located in Dallas, Texas, for a purchase price of $66.2 million, exclusive of closing costs. The property, originally built in 1956 and 1959, is comprised of a fee simple interest on the northwest corner portion and a ground leasehold interest on the northeast corner portion, with 27 years remaining on the ground lease. Collectively, the two corners are 97.3% leased as of March 31, 2013 with major tenants including Tom Thumb, Barnes & Noble and Chico’s. We account for each corner as a separate property for accounting and reporting purposes. The purchase price was funded through a combination of cash on hand, draws on our $75 Million Facility and $23.4 million in mortgage financing on the property.

          The table below presents our pro forma results of operations for the three months ended March 31, 2012, assuming that we acquired the Preston Royal Shopping Center on January 1, 2012 (in thousands):

Three months ended March 31, 2012	Historical results	Pro forma adjustments for Preston & Royal Shopping Center	Pro forma results
Total revenues	$10,060	$1,655	$11,715
Net income available to stockholders	$1,257	$(654)	$603

4. INVESTMENTS IN ADVISED FUNDS

          As of March 31, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

          The table below details our investments in our Advised Funds as of March 31, 2013 and December 31, 2012.

Investment	Ownership	March 31, 2013	December 31, 2012
High net worth investment funds
MIG	2.4%	$170	$171
MIG II	2.6%	200	201
MIG III	2.1%	190	197
MIG IV	2.6%	170	177
Joint ventures
AmREIT MacArthur Park, LLC	30.0%	8,819	—
AmREIT Westheimer Gessner, L.P.	10.0%	1,394	1,364
AmREIT SPF Shadow Creek, L.P.	10.0%	5,700	5,728
AmREIT Woodlake, L.P.	1.0%	116	115
Total		$16,759	$7,953

High Net Worth Investment Funds

          Our four high net worth investment funds are limited partnerships, wherein each of the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 2.6%. As a sponsor of our Advised Funds, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, the general partner begins sharing in the available cash flow at various promoted levels. We do not expect our Advised Funds will achieve a preferred return. Our Advised Funds are designed to have a finite life with a specified liquidation commencement date, which may be extended dependent upon approval from the majority of the limited partners. Once the liquidation commencement begins, we, as general partner, will begin to actively market all operating properties, complete all development and redevelop projects and wind up operations in an orderly fashion, which may take months or years to complete.

          MIG – MIGC, our wholly owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own a 1.4% limited partner interest in MIG. MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation commencement date was extended to March 2013, pursuant to the approval of a majority of the limited partners. The liquidation commencement date (as extended) has now passed, and we expect MIG to be liquidated within the next 12-18 months. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG II – MIGC II, our wholly owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own a 1.6% limited partner interest in MIG II. MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation commencement date was extended to March 2013, pursuant to the approval of a majority of the limited partners. The liquidation commencement date (as extended) has now passed, and we expect MIG II to be liquidated within the next 12-18 months. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG III – MIGC III, our wholly owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. We currently own a 1.1% limited partner interest in MIG III. MIG III’s liquidation date commenced on October 31, 2012. During the liquidation stage, we cannot reinvest net proceeds from the sales of properties without limited partner approval. As we stabilize and sell the properties, we will either be presenting, to the extent available, additional investment opportunities to the limited partners or will be distributing to them the net proceeds received from the sales of the properties. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG IV – MIGC IV, our wholly owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own a 1.6% limited partner interest in MIG IV. MIG IV is scheduled to commence liquidation in November 2013; however, we may extend the liquidation commencement date, subject to approval by a majority of the limited partners. During the liquidation stage, we cannot reinvest net proceeds from the sales of properties without limited partner approval. As we stabilize and sell the properties, we will either be presenting, to the extent available, additional investment opportunities to the limited partners or will be distributing to them the net proceeds received from the sales of the properties. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

Joint Ventures

          AmREIT MacArthur Park LLC – On March 26, 2013, we completed the entry into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property for a 30% interest in the MacArthur Park Joint Venture, and Goldman Sachs contributed cash for a 70% interest. See further discussion of this transaction in Note 3. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future, after a lock-out period. Upon closing this transaction, the MacArthur Park Joint Venture incurred acquisition costs of $547,000. Of the total, $164,000, representing our 30% proportionate share of expense, has been included in loss from Advised Funds on our consolidated statements of operation for the three months ended March 31, 2013. We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of March 31, 2013 differs from our proportionate share of the joint venture’s net assets by $2.9 million. This basis difference represents our proportionate difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over the related useful life of the related assets.

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

          AmREIT Woodlake, L.P. – In 2007, we invested $3.4 million in AmREIT Woodlake, L.P., for a 30% limited partnership interest. AmREIT Woodlake, L.P. was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas. In June 2008, we sold two-thirds (a 20% limited partnership interest) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. In July 2010, we and our affiliated partners entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 1% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project.

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

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Acquired lease intangible assets:
In-place leases	$22,588	$27,821
In-place leases – accumulated amortization	(11,330)	(14,096)
Below market ground lease	358	358
Below market ground lease - accumulated amortization	(40)	—
Above-market leases	3,599	3,774
Above-market leases – accumulated amortization	(1,844)	(1,881)
Acquired leases intangibles, net	$13,331	$15,976

Acquired lease intangible liabilities:
Below-market leases	$4,280	$6,286
Below-market leases – accumulated amortization	(1,717)	(2,779)
Acquired below-market lease intangibles, net	$2,563	$3,507

Income Statement Presentation

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

Three months ended March 31,	Presentation	2013	2012

In-place leases	amortization expense	$1,210	$581
Below-market ground lease	property expense	$40	$—
Above-market leases	reduction of rental income	$138	$24
Below-market leases	increase in rental income	$247	$78

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

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2013, and December 31, 2012 (in thousands):

March 31, 2013	Level 1	Level 2	Level 3
Fixed-rate notes payable	$—	$189,601	$—

December 31, 2012	Level 1	Level 2	Level 3
Fixed-rate notes payable	$—	$196,112	$—

          Our notes payable consist of both variable-rate and fixed-rate notes; however, our only variable rate debt at March 31, 2013 is the $75 Million Facility. We entered into the $75 Million Facility in August 2012 and therefore believe that the applicable margin represents the best estimate of fair value and, accordingly, its fair value is equal to its carrying value as of March 31, 2013 and December 31, 2012. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

7. NOTES PAYABLE

          Our outstanding debt as of March 31, 2013, and December 31, 2012, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Fixed-rate mortgage loans	$178,096	$185,079
$75 Million Facility (variable-rate)	3,000	33,500
Total	$181,096	$218,579

          As of March 31, 2013, the $75 Million Facility was our primary source of additional credit. The $75 Million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default. We expect to use the $75 Million Facility for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The amount available for us to borrow under the $75 Million Facility at any given time is subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of less than 1.50 to 1.0.

          Our availability under our $75 Million Facility was $57.9 million as of March 31, 2013, which reflects the addition of Preston Royal East to our unencumbered assets pool (see Note 3 for a discussion of the our acquisition of the Preston Royal Village Shopping Center) as well as the removal of MacArthur Park from our unencumbered asset pool (see Note 3 for a discussion of our MacArthur Park Joint Venture).

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

          As of March 31, 2013, the weighted average interest rate on our fixed-rate debt was 4.7% and the remaining average life on such debt was 4.1 years.

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

          As further described in Note 9 below, we completed a one-for-two reverse stock split of our Class A common stock on July 23, 2012 in connection with our 2012 Offering. Accordingly, all Class A share amounts and related per share data, including our EPS data for the three months ended March 31, 2012 below have been retroactively presented to reflect the reverse stock split. The following table provides a reconciliation of net income and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended March 31,
	2013	2012

Continuing Operations
Net Income attributable to common stockholders	$8,396	$1,257
Less: Dividends attributable to unvested restricted stockholders	(108)	(47)
Net income attributable to common stockholders after allocation to participating securities	$8,288	$1,210

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	15,590	11,374

Basic and Diluted Earnings Per Share
Net income attributable to common stockholders	$0.53	$0.11

(1)	Weighted average shares outstanding do not include unvested shares of restricted stock totaling 542 and 233 for the three months ended March 31, 2013, and 2012, respectively.

9. STOCKHOLDERS’ EQUITY

Common Stock and our 2012 Offering

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

          All Class A share amounts and related per share data included in this Quarterly Report have been presented to reflect the reverse stock split.

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Class B common stock and simultaneously listed our Class B common stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $46.3 million, which were used to repay $45.3 million of mortgage debt. On August 24, 2012, we sold an additional 503,226 shares of our Class B common stock to our underwriters at the offering price pursuant to the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $6.5 million from the sale of the additional shares. In addition, we issued 312,499 shares of restricted Class B common stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period beginning on the fourth anniversary of the grant.

          As of both March 31, 2013 and December 31, 2012, there were 11,657,563 shares of our Class A common stock issued and outstanding. As of March 31, 2013 and December 31, 2012 there were 4,512,225 and 4,465,725 shares of our Class B common stock issued and outstanding, respectively. Our payment of any future dividends to our common stockholders is dependent upon applicable legal and contractual restrictions, as well as our earnings and financial needs.

Consolidation of Class A Common Stock and Class B Common Stock

          On April 25, 2013, we filed with the State Department of Assessments and Taxation of Maryland amendments to our charter that (i) changed each issued and unissued share of our Class A common stock into one share of our Class B common stock and (ii) changed the designation of the Class B common stock to “common stock.” The amendments setting forth the change of the shares of Class A common stock into shares of Class B common stock were approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013. The amendment approving the redesignation of the Class B common stock to common stock was approved by our board of directors and did not require stockholder approval.

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

          The following table presents restricted stock activity during the three months ended March 31, 2013 and 2012:

	2013		2012
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	542,517	$15.24	414,399	$17.86
Granted	46,500	17.15	117,100	13.50
Vested	(26,494)	16.46	(64,625)	16.52
Forfeited	—	—	—	—
End of period	562,523	$15.34	466,874	$16.94

          The total grant date fair value of shares vested during the three months ended March 31, 2013 and 2012 was $436,000 and $534,000 respectively. Total compensation cost recognized related to restricted stock during the three months ended March 31, 2013 and 2012, was $267,000 and $144,000, respectively. As of March 31, 2013, total unrecognized compensation cost related to restricted stock was $ 7.6 million, and the weighted average period over which we expect this cost to be recognized is 7.0 years.

10. RELATED PARTY TRANSACTIONS

          See Note 4 regarding investments in our Advised Funds and Note 2 regarding notes receivable – related party. The table below details our income and administrative cost reimbursements from the Advised Funds for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Real estate fee income(1)	$628	$918
Asset management fee income(2)	155	155
Construction management fee income(3)	60	58
Advisory services income - related party	$843	$1,131

Reimbursements of administrative costs	$192	$211

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

11. CONCENTRATIONS

          As of March 31, 2013, our Uptown Park property in Houston, Texas and our Preston Royal West property in Dallas, Texas individually accounted for 17% and 10.8% of our consolidated total assets, respectively. No other individual property comprised 10% or more of our consolidated assets. Consistent with our strategy of investing in geographic areas that we know well, 20 of our properties are located in the Houston metropolitan area. These Houston properties represent 52.8% and 62.2% of our rental income for the three months ended March 31, 2013 and 2012, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by our top ten tenants for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Kroger(1)	$529	$529
Landry’s (2)	313	318
CVS/pharmacy	306	306
H-E-B	277	277
Publix	195	195
Barnes & Noble	137	41
Bank of America	130	75
Tom Thumb	127	—
Hard Rock Café	124	124
TGI Friday’s	119	113
	$2,257	$1,978

(1)	$131 of this amount relates to our Kroger tenant at our MacArthur Park property, which was contributed to the MacArthur Park Joint Venture. See Note 3.

(2)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmicks, Mortons and The Grotto.

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

Advisory Services Segments

          Our advisory services segments consist of our real estate operating and development business as well as our Advised Funds. The real estate operating and development business is a fully integrated and wholly owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, and asset and property management services to our portfolio and Advised Funds. Our Advised Funds include four high net worth investment funds that have sold limited partnership interests to retail investors to develop, own, manage and add value to properties with an average holding period of two to four years and four joint ventures with institutional investors.

Segment results for the three months ended March 31, 2013 and 2012, are as follows (in thousands):

		Advisory Services
For the three months ended March 31, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$11,036	$38	$—	$11,074
Advisory services income - related party	—	688	155	843
Total revenue	11,036	726	155	11,917

General and administrative	755	1,170	26	1,951
Property expense	3,119	—	—	3,119
Legal and professional	242	10	—	252
Real estate commissions	1	51	—	52
Depreciation and amortization	3,293	6	—	3,299
Total expenses	7,410	1,237	26	8,673

Interest expense	(2,493)	—	—	(2,493)
Other income/(expense)	7,793	—	(148)	7,645
Net income (loss)	$8,926	$(511)	$(19)	$8,396

		Advisory Services
For the three months ended March 31, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$8,885	$44	$—	$8,929
Advisory services income - related party	—	976	155	1,131
Total revenue	8,885	1,020	155	10,060

General and administrative	407	1,049	28	1,484
Property expense	2,213	—	—	2,213
Legal and professional	198	23	—	221
Real estate commissions	—	86	—	86
Depreciation and amortization	2,221	6	—	2,227
Total expenses	5,039	1,164	28	6,231

Interest expense	(2,634)	—	—	(2,634)
Other income/(expense)	97	1	(36)	62
Net income (loss)	$1,309	$(143)	$91	$1,257

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

          The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results and trends that appear are not necessarily indicative of future results of operations.

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

Our Portfolio and Recent MacArthur Park Joint Venture

          As of March 31, 2013, our portfolio consisted of 31 wholly owned properties with approximately 1.2 million square feet of GLA, which were 96.5% occupied with a weighted average remaining lease term of 5.1 years. Our neighborhood and community shopping centers accounted for 88.6% of our GLA and 90.8% of our annualized base rent as of March 31, 2013. Our single-tenant retail properties comprised 11.4% of our GLA and 9.2% of our annualized base rent.

          MacArthur Park Joint Venture - On March 26, 2013, we completed the entry into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest, and Goldman Sachs contributed cash for a 70% interest. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north, excluding a Target store, for approximately $25.5 million and placed mortgage financing on the entire combined property of $43.9 million. The MacArthur Park Joint Venture fully repaid the mortgage loan securing the MacArthur Park debt of approximately $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received net cash proceeds of approximately $35.6 million which were used to repay borrowings under our $75 Million Facility. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us. We will continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future, after a lock-out period.

          Our 30% ownership interest does not qualify for consolidation under GAAP. Accordingly, we deconsolidated this property on March 26, 2013. See also Note 3 to the Notes to Consolidated Financial Statements. Included on our consolidated balance sheet as of March 31, 2013 is our investment in the MacArthur Park Joint Venture of $8.8 million, which represents our historical basis in the MacArthur Park net assets plus post-closing cash contributions (distributions). We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value.

          Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture and we account for our ownership under the equity method since the date of the formation of the joint venture. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations.

Our Advisory Services

          Advised Funds – As of March 31, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. We have formed, invested in and managed 20 advised funds over the past 28 years.

          As the sole owner of the general partner of each of the four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of March 31, 2013, our Advised Funds held all or a portion of the ownership interests in 18 properties with approximately 2.6 million square feet of GLA and an undepreciated book value of $528 million.

          Real Estate Operating and Development Business – Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly owned properties as well as the properties held by our Advised Funds. By employing our own real estate team, we are able to provide all services to our properties in-house and better maintain relationships with our tenants. Our real estate operating and development business is held by our taxable REIT subsidiary, ARIC. ARIC generates brokerage, leasing, construction management, development and property management fee income.

          We acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas on April 4, 2013 for $2.2 million. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. This acquisition was made through ARIC as it was acquired with the intent to resell it in the near-term.

LEASING UPDATE

          The following table summarizes our leasing activity for comparable leases for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
Comparable Leasing Activity Table	2013	2012

Expirations
Number of leases expired during applicable period	13	6
Aggregate net rentable square footage of expiring leases	25,331	27,198
New Leases (1)
Number of leases	4	1
Square feet	8,467	2,412
Expiring ABR PSF	$23.64	$23.00
New ABR PSF	$33.41	$24.00
% Change (Cash)	41.4%	4.3%
Renewals (2)
Number of leases	9	5
Square feet	19,007	24,444
Expiring ABR PSF	$27.46	$20.92
New ABR PSF	$29.31	$21.38
% Change (Cash)	6.7%	2.2%
Combined
Number of leases	13	6
Square feet	27,474	26,856
Expiring ABR PSF	$26.28	$21.10
New ABR PSF	$30.58	$21.61
% Change (Cash)	16.3%	2.4%

(1)	Represents new leases for a space that was not vacant for more than 12 consecutive months prior to lease signing.

(2)	Represents existing tenants that, upon expiration of their leases, enter into new leases for the same space.

RESULTS OF OPERATIONS

Same store properties

          Throughout this section, we have provided certain information on a “same store” property basis. Properties that we have designated as “same store” represent those properties that we wholly owned and operated for the entirety of both periods being compared, except for properties for which significant redevelopment or expansion occurred during either of the periods. While there is some judgment surrounding changes in designation as a given property is redeveloped or expanded, we typically remove properties from the same store designation once significant redevelopment has commenced. We typically move redevelopment properties and expansion properties into the same store designation once they have stabilized, which is typically when the growth expected from the redevelopment or expansion has been included in the comparable periods.

Recent Acquisition and Disposition Activity

          Recent acquisition and disposition activity that may affect our future results of operations is discussed further below.

          Preston Royal Village Shopping Center acquisition – On December 12, 2012, we completed the acquisition of Preston Royal Village Shopping Center, a retail shopping center containing approximately 230,000 square feet of GLA. The results of operations of our acquired properties are included in our financial statements from the date of acquisition. Our financial results for the three months ended March 31, 2013 include the results of the Preston Royal Shopping Center; however, our financial results for the three months ended March 31, 2012 do not contain any results from the Preston Royal Village Shopping Center as this period is prior to its acquisition. See Note 3 to the Notes to Consolidated Financial Statements for the pro forma results of our acquisitions. We have designated our results from the Preston Royal Village Shopping Center as non-same store below.

          MacArthur Park Joint Venture – On March 26, 2013, we completed the entry into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest, and Goldman Sachs contributed cash for a 70% interest. See also Note 3 of the Notes to Consolidated Financial Statements. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us. We will continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after a lock-out period. Our 30% ownership interest does not qualify for consolidation under GAAP. Accordingly, we deconsolidated this property on March 26, 2013. Our 30% ownership interest grants us the ability to exercise significant influence over the operation and management of the joint venture and we therefore report this ownership interest under the equity method of accounting. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating the property as a discontinued operation. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations. We have designated our results from our MacArthur Park property as non-same store below.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

          Below are the results of operations for the three months ended March 31, 2013 and 2012 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2012 through March 31, 2013.

	Three months ended March 31,
	2013	2012	Change $	Change %
Same store properties (27 properties)
Rental income (1)	$5,740	$5,731	$9	0.2%
Recovery income (1)	2,075	1,820	255	14.0%
Percentage rent (1)	14	32	(18)	(56.3)%
Less:
Property expenses	2,099	1,924	(175)	(9.1)%
Same store net operating income	5,730	5,659	71	1.3%
Non-same store properties (4 properties)
Rental income (1)	2,170	942	1,228	130.4%
Recovery income (1)	792	315	477	151.4%
Percentage rent (1)	20	—	20	100.0%
Less:
Property expenses	1,016	364	(652)	(179.1)%
Non-same store net operating income	1,966	893	1,073	120.2%
Total net operating income(2)	7,696	6,552	1,144	17.5%

Other revenues and income (see further detail below):	8,971	1,394	7,577	*

Less other expenses (see further detail below):	8,271	6,689	(1,582)	(23.7)%
Net income	$8,396	$1,257	$7,139	567.9%

Other data
FFO(3)	$4,139	$3,627	$512	14.1%
Core FFO(3)	$4,303	$3,627	$676	18.6%
Number of properties at end of period	31	29	n/a	n/a
Percent leased at end of period(4)	96.5%	95.9%	n/a	0.6%
Distributions per share	$0.20	$0.20	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended March 31, 2013 and 2012, rental income from operating leases was $11,074 and $8,929, respectively.

(2)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Net Operating Income” below.

(3)

For a reconciliation of FFO and Core FFO to net income, and a statement disclosing the reasons why our management believes that presentations of FFO and Core FFO provide useful information to investors and, to the extent material, any additional purposes for which our management uses FFO and Core FFO, see “Funds From Operations” below.

(4)	Percent leased is calculated as (i) GLA under commenced leases as of March 31, 2013, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income remained comparable with an increase of $9,000 on a same store basis. Of this increase, $93,000 was driven by an increase in average rental rates partially offset by a decrease related to average occupancy of $84,000.

•

Recovery income. Recovery income increased by $255,000, or 14.0%, on a same store basis to $2.1 million for the three months ended March 31, 2013, as compared to $1.8 million for the same period in 2012. This increase was primarily due to increased property tax assessments.

•

Property expenses. Property expenses increased by $175,000, or 9.1%, on a same store basis to $2.1 million for the three months ended March 31, 2013, as compared to $1.9 million for the same period in 2012. This same store increase was primarily attributable to increased property tax assessments of approximately $250,000 partially offset by recovery of bad debts of $85,000.

Non-same Store Properties – Property revenues and Property expenses.

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisition of the Preston Royal Village Shopping Center in December 2012. The results of operations for Preston Royal East and Preston Royal West have been recorded in our consolidated statements of operations from the date of acquisition.

Other Revenues and income:

          Overall, other revenues and income increased by $7.6 million, to $9.0 million for the three months ended March 31, 2013, as compared to $1.4 million for the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Three months ended March 31,
	2013	2012	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$263	$89	$174	*
Advisory services income - related party:
Real estate fee income - related party	628	918	(290)	(31.6)%
Asset management fee income - related party	155	155	—	*
Construction management fee income - related party	60	58	2	3.4%
Total advisory services income - related party	843	1,131	(288)	(25.5)%
Interest and other income	113	102	11	10.8%
Interest and other income - related party	56	72	(16)	(22.2)%
Gain on sale of interest in real estate assets	7,696	—	7,696	100.0%
Total other revenues and income	$8,971	$1,394	$7,577	*

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above / below market rents increased $174,000 to $263,000 for the three months ended March 31, 2013 as compared to $89,000 for the same period in 2012. The increase was due to the acquisition of Preston Royal Village Shopping Center during December 2012.

•

Real estate fee income – related party. Real estate fee income – related party decreased by $290,000, or 31.6%, to $628,000 for the three months ended March 31, 2013, as compared to $918,000 for the same period in 2012. This decrease was due to disposition fees earned upon the sale of a land parcel during 2012 with no such similar sale activity during 2013.

•

Gain on sale of interest in real estate assets. On March 26, 2013, we completed the entry into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest and Goldman Sachs contributed cash for a 70% interest. See also Note 3 of the Notes to Consolidated Financial Statements. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us.

Other Expenses:

          Overall, other expenses increased by $1.6 million, or 23.7%, to $8.3 million for the three months ended March 31, 2013, as compared to $6.7 million for the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Three months ended March 31,
	2013	2012	Change $	Change %
Straight-line bad debt expense (recoveries)(1)	$4	$(75)	$(79)	(105.3)%
General and administrative	1,951	1,484	(467)	(31.5)%
Legal and professional	252	222	(30)	(13.5)%
Real estate commissions	52	86	34	39.5%
Acquisition costs	—	—	—	*
Depreciation and amortization	3,299	2,227	(1,072)	(48.1)%
Loss from Advised Funds	148	36	(112)	*
State income taxes	72	75	3	4.0%
Interest expense	2,493	2,634	141	5.4%
Total other expenses	$8,271	$6,689	$(1,582)	(23.7)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt expense (recoveries). Straight-line bad debt recoveries decreased by $79,000, to an expense of $4,000 for the three months ended March 31, 2013, as compared to a recovery of $75,000 for the same period in 2012. This decrease was primarily attributable to recoveries that were recorded during 2012 as certain tenants with accrued rent balances showed signs of improvement in their business during the first quarter of 2012, and we determined that a reserve was no longer needed.

•

General and administrative. General and administrative expense increased by $467,000, or 31.5%, to $2.0 million for the three months ended March 31, 2013, as compared to $1.5 million for the same period in 2012. This increase was primarily attributable to (i) additional deferred compensation expense of approximately $123,000 associated with the 312,499 shares of restricted Class B common stock issued to management in connection with our 2012 Offering, (ii) changes in estimates of our 2012 performance compensation payment of approximately $100,000, (iii) increases in salaries and additional personnel of approximately $120,000 and (iv) other general increases in administrative expense.

•

Depreciation and amortization. Depreciation and amortization expense increased by $1.1 million, or 48.1%, to $3.3 million for the three months ended March 31, 2013, as compared to $2.2 million for the same period in 2012. This increase was primarily attributable to the acquisition of the Preston Royal Village Shopping Center.

•

Loss from Advised Funds. Loss from Advised Funds increased by $112,000, to $148,000 for the three months ended March 31, 2013, as compared to $36,000 for the same period in 2012. The increase was primarily due to acquisition costs incurred by our MacArthur Park Joint Venture with no such similar acquisition costs incurred by our Advised Funds during 2012.

•

Interest expense. Interest expense decreased by $141,000, or 5.4%, to $2.5 million for the three months ended March 31, 2013, as compared to $2.6 million for the same period in 2012. The decrease was primarily due to lower average debt balances resulting the repayment of $45.3 million of debt on August 1, 2012 with proceeds received from our 2012 Offering partially offset by increased debt from our $75 Million Facility for the acquisition of the Preston Royal Village Shopping Center.

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

          Additionally, we consider Core FFO, which adjusts FFO for items that do not reflect ongoing operations, such as acquisition expenses, expensed issuance costs and gains on the sale of real estate held for resale, to be a meaningful performance measurement. The computation of FFO in accordance with NAREIT’s definition includes certain items such as acquisition costs, issuance costs and gains on sale of real estate held for resale that management believes are not indicative of our ongoing results and therefore affect the comparability of our period-over-period performance with similar REITs. Accordingly, management believes that it is helpful to investors to adjust FFO for such items. There can be no assurance that FFO or Core FFO presented by us is comparable to similarly titled measures of other REITs. FFO and Core FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

          The table below details our FFO and Core FFO reconciliation to net income as computed in accordance with GAAP for the periods presented (in thousands).

	Three months ended March 31,
	2013	2012
Net income	$8,396	$1,257
Add:
Depreciation of real estate assets - from operations	3,286	2,213
Depreciation of real estate assets for nonconsolidated affiliates	153	157
Less:
Gain on sale of interest in real estate assets	(7,696)	—
FFO	4,139	3,627

Acquisition Costs of nonconsolidated affiliates	164	—

Core FFO	$4,303	$3,627

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

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended March 31,
	2013	2012

Net income	$8,396	$1,257
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(263)	(89)
Advisory services income - related party	(843)	(1,131)
Interest and other income	(113)	(102)
Interest and other income - related party	(56)	(72)
Straight-line rent bad debt recoveries(2)	4	(75)
General and administrative	1,951	1,484
Legal and professional	252	221
Real estate commissions	52	86
Depreciation and amortization	3,299	2,227
Gain on sale of interest in real estate assets	(7,696)	—
Loss from Advised Funds	148	36
State income taxes	72	76
Interest expense	2,493	2,634
Net operating income	$7,696	$6,552

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity are cash on hand as well as availability under our $75 Million Facility. As of March 31, 2013, we had $4.9 million of available cash on hand and $57.9 available for future borrowings under our $75 Million Facility that can be used for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments. The $75 Million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default as defined in the credit agreement. Our availability under our $75 Million Facility reflects the addition of Preston Royal East to our unencumbered assets pool (see Note 3 to the Notes to Consolidated Financial Statements for a discussion of our acquisition of the Preston Royal Village Shopping Center) as well as the removal of MacArthur Park from our unencumbered assets pool (see Note 3 to the Notes to Consolidated Financial Statements for a discussion of our MacArthur Park Joint Venture).

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

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements primarily from cash on hand, cash flows generated from the operation of our properties, available borrowings under the $75 Million Facility and, potentially, proceeds from new mortgages, as needed for acquisitions. The cash generated from operations is primarily paid to our stockholders in the form of dividends. As a REIT, we generally must make annual distributions to our stockholders of at least 90% of our REIT taxable income.

          We anticipate that our primary future uses of capital will include, but will not be limited to, operating expenses, scheduled debt service payments, property renovations, property expansions, other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquisitions of new assets compatible with our investment strategy. These capital expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to releasing and are subject to change as market and tenant conditions dictate.

          We may utilize several other forms of capital for funding our long-term liquidity requirements, including proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from sales of property and the formation of joint ventures.

          We believe our current cash flows from operations, coupled with our $75 Million Facility are sufficient to allow us to meet our liquidity needs for both the near and longer term, to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. We have no significant debt coming due within the next twelve months.

          We intend to maintain a financially disciplined and conservative capital structure. As of March 31, 2013, approximately 98% of our debt outstanding was fixed, long-term mortgage financing, and our ratio of total debt to gross book assets was approximately 44%. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our Class B common stock in order to provide us with significant financial flexibility and to fund future growth.

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

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, FFO and prospects. The United States is still experiencing weakness from the recent, severe recession. Continued concerns regarding the uncertainty of whether the United States economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. Additionally, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic upheaval have kept markets volatile. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2013 cash resources to be insufficient to meet our obligations.

Comparison of Cash Flows for the Three months ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012
Operating activities	$1,736	$1,507
Investing activities	$34,292	$(1,595)
Financing activities	$(34,107)	$(16)

          Operating Activities. The increase in operating cash flows of approximately $229,000 is primarily attributable to the increase in operating income (primarily due to our acquisition of the Preston Royal Village Shopping Center), exclusive of depreciation and amortization. Operating income before consideration of depreciation and amortization was $6.5 million for the three months ended March 31, 2013 compared to $6.1 million for the same period in 2012. This increase was partially offset by additional uses of working capital, primarily for payments of liabilities.

          Investing Activities. The increase in investing cash flows of $35.9 million is due to the proceeds we received from the sale of our 70% interest in our MacArthur Park assets to the MacArthur Park Joint Venture.

          Financing Activities. The increase in cash used in financing activities of $34.1 million is primarily due to the payment of $34.5 million on our $75 Million Facility from the proceeds received from the MacArthur Park Joint Venture. Other increases in cash used in financing activities include an increase in common dividends paid of $900,000 partially offset by a net increase in proceeds related to other notes payable activity of approximately $1.2 million

Off-Balance Sheet Arrangements

          As of March 31, 2013, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 4 of the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 2 of the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

Contractual Obligations

          As of March 31, 2013, we had the following contractual debt obligations, in thousands (see also Note 7 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2013	2014	2015	2016	2017	Thereafter	Total

The $75 Million Facility	$—	$—	$3,000	$—	$—	$—	$3,000
Secured debt (1)	1,162	2,208	52,701	69,121	1,292	51,324	177,808
Unused credit fee (2)	189	252	147	—	—	—	588
Interest (2)	6,287	8,296	6,801	2,943	2,105	5,487	31,919
Non-cancelable operating lease payments	147	220	226	—	—	—	593
Total contractual obligations	$7,785	$10,976	$62,875	$72,064	$3,397	$56,811	$213,908

(1)

Secured debt as shown above is $288 less than the total secured debt as reported in the accompanying consolidated balance sheet due to the premium recorded on above market debt assumed in conjunction with the assumption of certain of our property acquisitions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2013. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT, Inc.
(registrant)

Date: May 9, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 9, 2012	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1.1

Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.1.2	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.3	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.4	Articles Supplementary, effective July 23, 2012 (included as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.5	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2013, and incorporated herein by reference).

3.1.6	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 25, 2013, and incorporated herein by reference).

3.1.7	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on April 25, 2013, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2010, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

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