Form 10-Q
period 2013-06-30
AmREIT, Inc.
filed 2013-08-08
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 6, 2013 we had 19,628,037 shares of common stock outstanding.

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

2013 Follow-on Offering

Our underwritten public offering in which we sold 3,450,000 shares of our common stock on July 19, 2013, including 450,000 shares of our common stock sold pursuant to the exercise of an over-allotment option by the underwriters.

2013 Shelf Registration Statement	Our Form S-3 registration statement for $350.0 million filed on June 21, 2013 and declared effective on July 1, 2013.

$75 Million Facility	Our $75.0 million unsecured revolving credit facility as specified in our Revolving Credit Agreement with PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated August 3, 2012.

Advised Funds

Collectively, our varying minority ownership interests in four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

AmREIT	AmREIT, Inc., a Maryland corporation.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Core FFO

FFO in accordance with NAREIT’s definition, adjusted to exclude items that management believes do not reflect our ongoing operations, such as acquisition expenses, non-recurring asset write-offs and recoveries, expensed issuance costs and gains on the sale of real estate held for resale. Management believes that such items therefore affect the comparability of our period-over-period performance with similar REITs.

Core Markets	The affluent, high growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States.

Class A common stock

Shares of our Class A common stock, par value $0.01 per share. All of our shares of Class A common stock were changed into shares of Class B common stock as approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013.

Class B common stock

Shares of our Class B common stock, par value $0.01 per share, a class of common stock created in connection with our 2012 Offering, which, as of April 25, 2013 was designated “common stock” pursuant to our charter amendments filed with the State Department of Assessment and Taxation of Maryland on that same date. It is listed on the NYSE under the symbol “AMRE.”

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

Fountain Oaks

A 161,000 square foot Kroger-anchored shopping center located in Atlanta, Georgia that we purchased on June 25, 2013, for $27.7 million, exclusive of closing costs. The property was 88.7% leased at the time of acquisition and was funded through a draw on our $75 million Facility.

GAAP	U.S. generally accepted accounting principles.

GLA	Gross leasable area.

LIBOR	London Interbank Offered Rate.

MacArthur Park Joint Venture

Our joint venture with Goldman Sachs in AmREIT MacArthur Park whereby we contributed our MacArthur Park property for our 30% interest in AmREIT MacArthur Park, LLC, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store.

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

NYSE	New York Stock Exchange.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2013.

Preston Royal East

The northeast corner of the Preston Royal Shopping center consisting of 107,914 square feet of GLA with 27 years remaining on a ground lease. We subsequently purchased the underlying land on July 17, 2013 for $15.0 million combining our ownership of both the shopping center buildings and improvements with the land.

Preston Royal Shopping Center

Collectively, a retail shopping center with approximately 230,000 square feet of GLA on the northwest and northeast corners of the intersection of Preston Road and Royal Lane in Dallas, Texas. The shopping center was 97.3% leased at acquisition, and its major tenants include Tom Thumb, Barnes & Noble and Chico’s. We purchased the properties for a total of $66.2 million on December 12, 2012.

Preston Royal West	The northwest corner of Preston Royal Shopping Center consisting of 122,564 square feet of GLA in which we hold a fee simple interest.

REIT	Real estate investment trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$144,627	$147,460
Buildings	208,973	222,679
Tenant improvements	14,025	17,386
	367,625	387,525
Less accumulated depreciation and amortization	(34,202)	(39,820)
	333,423	347,705

Acquired lease intangibles, net	14,494	15,976
Investments in Advised Funds	16,867	7,953
Net real estate investments	364,784	371,634

Cash and cash equivalents	1,400	2,992
Tenant and accounts receivable, net	5,047	5,566
Accounts receivable - related party, net	1,076	821
Notes receivable, net	4,226	2,731
Notes receivable - related party, net	7,294	6,748
Deferred costs, net	3,146	3,696
Other assets	2,553	3,206
TOTAL ASSETS	$389,526	$397,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$208,486	$218,579
Accounts payable and other liabilities	7,697	9,593
Acquired below-market lease intangibles, net	4,115	3,507
TOTAL LIABILITIES	220,298	231,679

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 0 and 100,000,000 shares authorized as of June 30, 2013 and December 31, 2012, 0 and 11,657,563 shares issued and outstanding as of June 30, 2013, and December 31, 2012, respectively	—	117
Common stock, $0.01 par value, 1,000,000,000 and 900,000,000 shares authorized as of June 30, 2013 and December 31, 2012, 16,178,037 and 16,123,288 shares issued and outstanding as of June 30, 2013, and December 31, 2012, respectively	162	45
Capital in excess of par value	246,009	245,403
Accumulated distributions in excess of earnings	(76,943)	(79,850)
TOTAL STOCKHOLDERS’ EQUITY	169,228	165,715
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,526	$397,394

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$9,912	$8,976	$20,986	$17,905
Advisory services income - related party	872	885	1,715	2,016
Total revenues	10,784	9,861	22,701	19,921

Expenses:
General and administrative	2,070	1,568	4,031	3,063
Property expense	2,671	2,244	5,854	4,506
Legal and professional	261	229	513	450
Real estate commissions	52	53	104	139
Acquisition costs	126	—	126	—
Depreciation and amortization	2,738	2,120	6,037	4,347
Impairment recovery - notes receivable	—	(229)	—	(229)
Total expenses	7,918	5,985	16,665	12,276

Operating income	2,866	3,876	6,036	7,645

Other income (expense):
Gain on sale of real estate acquired for investment	—	—	7,696	—
Interest and other income	154	135	267	237
Interest and other income - related party	53	85	109	157
Income (loss) from Advised Funds	192	(66)	44	(102)
State income tax expense (benefit)	(17)	11	(15)	(5)
Interest expense	(2,267)	(2,595)	(4,760)	(5,229)

Net income	$981	$1,446	$9,377	$2,703

Net income per share of common stock - basic and diluted	$0.06	$0.12	$0.59	$0.23

Weighted average shares of common stock used to compute net income per share, basic and diluted	15,609	11,420	15,600	11,406

Distributions per share of common stock	$0.20	$0.20	$0.40	$0.40

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2013
(in thousands)
(unaudited)

	Class A Common Stock	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total

Balance at December 31, 2012	$117	$45	$245,403	$(79,850)	$165,715
Net income	—	—	—	9,377	9,377
Deferred compensation	—	—	(948)	—	(948)
Issuance of shares of common stock for deferred compensation	—	—	948	—	948
Conversion of Class A common stock into Common Stock	(117)	117	—	—	—
Amortization of deferred compensation	—	—	619	—	619
Issuance costs	—	—	(13)	—	(13)
Distributions	—	—	—	(6,470)	(6,470)
Balance at June 30, 2013	$—	$162	$246,009	$(76,943)	$169,228

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,377	$2,703
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate acquired for investment	(7,696)	—
Recovery - notes receivable	—	(229)
Bad debt expense (recoveries)	(227)	8
Loss (income) from Advised Funds	(44)	102
Cash receipts for related party fees	10	23
Depreciation and amortization	6,032	4,368
Amortization of deferred compensation	619	287
Decrease in tenant and accounts receivable	414	270
Increase in accounts receivable - related party	(703)	(1,246)
Decrease (increase) in other assets	491	(1,120)
Decrease in accounts payable and other liabilities	(1,949)	(1,081)
Net cash provided by operating activities	6,324	4,085

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(1,679)	(2,586)
Net cash paid for acquisition of investment properties	(29,714)	—
Additions to furniture, fixtures and equipment	(26)	(11)
Notes receivable collections (advances)	(1,377)	1,101
Investments in and advances to Advised Funds	(1,762)	(1,135)
Distributions and payments from Advised Funds	3,718	75
Proceeds from sale of investment property	32,861	—
Net cash provided by (used in) investing activities	2,021	(2,556)

Cash flows from financing activities:
Proceeds from notes payable	48,050	11,600
Payments of notes payable	(51,495)	(8,243)
Payments for financing costs	(9)	(125)
Issuance costs	(13)	—
Retirement of shares of common stock	—	(45)
Common dividends paid	(6,470)	(4,662)
Net cash used in financing activities	(9,937)	(1,475)

Net increase (decrease) in cash and cash equivalents	(1,592)	54
Cash and cash equivalents, beginning of period	2,992	1,050
Cash and cash equivalents, end of period	$1,400	$1,104

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$4,684	$5,142
Taxes	$250	$246

Deferred compensation recorded upon issuance of restricted shares of common stock	$948	$790

Reclassification of tenant and accounts receivable to notes receivable	$119	$101

Reclassification of accounts receivable - related party to notes receivable - related party	$448	$668

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

          Our current investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively, our Core Markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our Core Markets. Our targeted properties will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

          As of June 30, 2013, our portfolio consisted of 32 wholly-owned properties with approximately 1.4 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of June 30, 2013, our Advised Funds held all or a portion of ownership in 18 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of June 30, 2013, and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2013, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

          Our significant continuing involvement in MacArthur Park through our 30% ownership in the MacArthur Park Joint Venture precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations.

Reclassifications

          We reclassified $55,000 and $115,000 from state income tax expense to property expense, and we also reclassified $10,000 and $21,000 from property expense to general and administrative expense on our consolidated statements of operations for the three and six months ended June 30, 2012, respectively, to conform to current period presentation.

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

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2013 and 2012, we recognized percentage rents of $48,000 and $32,000, respectively. Accrued rents are included in tenant and accounts receivable, net.

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

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable. During the six months ended June 30, 2013 and 2012, we capitalized interest and taxes of $15,000 and $0, respectively.

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

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the six months ended June 30, 2013 or 2012.

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

          The table below summarizes the activity within our allowance for uncollectible accounts for tenant receivables (in thousands):

	Six months ended June 30,
	2013	2012
Beginning balance	$1,134	$1,780
Additional reserves	157	197
Collections/reversals	(300)	(213)
Write-offs	(15)	(434)

Ending balance	$976	$1,330

Notes Receivable

          Included in notes receivable is a $4.0 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note bears interest at 12%, and it is collateralized by a tract of land that is contiguous to our Uptown Plaza Dallas property that we sold to the borrower and seller financed in 2009. The note matured unpaid on December 31, 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note, and we entered into a new agreement with the borrower and extended the note to September 30, 2014. In May 2012, the borrower made a $1.0 million payment, and we recorded an impairment recovery of $229,000. In May 2013, the borrower initiated a plan to refinance and develop the property, and we advanced an additional $1.5 million to the borrower after we determined the value of the collateral had increased enough to support such an advance.

          Also included in notes receivable is $247,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of June 30, 2013, and December 31, 2012, we had an allowance for uncollectible notes receivable from tenants of $21,000 and $45,000, respectively. During the six months ended June 30, 2013 and 2012, we recorded bad debt expense related to tenant notes receivable of $1,000 and $27,000, respectively.

Notes Receivable – Related Party

          Included in notes receivable – related party are loans made to certain of our affiliated Advised Funds related to the acquisition or development of properties, the deferral of asset management fees and administrative reimbursements. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the Advised Funds’ ownership interests in various unencumbered properties. We have agreed that we will not require MIG III or MIG IV to repay our notes receivable – related party until a date subsequent to January 1, 2014 if requiring such repayment would prevent MIG III or MIG IV from executing their strategy or would present an unnecessary financial hardship and provided that delay in repayment would not present an unnecessary financial hardship to AmREIT. The following is a summary of the notes receivable due from related parties (in thousands):

	June 30, 2013			December 31, 2012
Related Party	Face Amount	Reserve (1)	Carrying Amount	Face Amount	Reserve (1)	Carrying Amount
MIG III (2)	$3,142	$(382)	$2,760	$3,729	$(373)	$3,356
MIG IV	4,803	(269)	4,534	3,658	(266)	3,392
Total	$7,945	$(651)	$7,294	$7,387	$(639)	$6,748

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

(2)	On July 3, 2013, we received a $1.0 million payment from MIG III.

Subsequent Events

Subsequent to June 30, 2013, the following events have occurred:

•

On July 19, 2013, we completed the sale of 3,450,000 shares of common stock through our 2013 Follow-on Offering and used the proceeds of $60.0 million to repay all but $1.5 million in debt under our $75 Million Facility as discussed in Note 3 below.

•

On July 17, 2013 we purchased the underlying land at our Preston Royal East property combining our ownership of both the shopping center buildings and improvements with the land. We funded the purchase primarily with proceeds borrowed under our $75 Million Facility, which were subsequently repaid using proceeds received from our 2013 Follow-on Offering. See Note 4 for further discussion of our acquisitions.

•

On July 15, 2013 we entered into an agreement to purchase Woodlake Square for $41.6 million and deposited $2.1 million in escrow that will be applied to the purchase price. The escrow deposit was funded with proceeds borrowed under our $75 Million Facility. See Note 4 for further discussion of our acquisitions.

          Except as disclosed above, we did not have any additional material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. 2013 SHELF REGISTRATION STATEMENT AND 2013 FOLLOW-ON OFFERING

          2013 Shelf Registration Statement - On June 21, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 1, 2013. The 2013 Shelf Registration Statement allows us, from time to time, to offer and sell up to $350 million of our debt and/or equity securities over the next three years. After completion of our 2013 Follow-on Offering as discussed below, we have approximately $287 million in our securities available for future issuance under our 2013 Shelf Registration Statement.

          2013 Follow-on Offering - On July 19, 2013, we completed the sale of 3,450,000 shares of our common stock, including 450,000 shares of our common stock sold pursuant to the exercise of an over-allotment option by the underwriters. The 2013 Follow-on Offering was completed pursuant to our 2013 Shelf Registration Statement at an offering price to the public of $18.25 per share. We received net proceeds of approximately $60.0 million after deducting the underwriters’ discounts and other offering expenses. The proceeds were used to repay borrowings under our $75 Million Facility and are also expected to be used to fund the future acquisition of Woodlake Square. See also Note 4 for a discussion of our acquisitions and Note 8 for repayment of portions of our debt.

4. REAL ESTATE JOINT VENTURE, ACQUISITIONS, AND DISPOSITION ACTIVITY

MacArthur Park Joint Venture

          On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for approximately $25.5 million and placed mortgage financing on the combined property of $43.9 million. The MacArthur Park Joint Venture fully repaid our existing mortgage loan secured by the MacArthur Park property of approximately $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received net cash proceeds of approximately $35.2 million, which were used to repay borrowings under our $75 Million Facility. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us. We will continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after a lock-out period.

          Our 30% ownership interest does not qualify for consolidation under GAAP. Accordingly, we deconsolidated this property on March 26, 2013. Included on our consolidated balance sheet as of June 30, 2013 is our investment in the MacArthur Park Joint Venture of $9.0 million, which represents our historical basis in the MacArthur Park net assets plus post-closing cash contributions (distributions). Our December 31, 2012, consolidated balance sheet includes MacArthur Park real estate assets of approximately $43.2 million and notes payable of approximately $6.6 million. The table below details the significant assets and liabilities of MacArthur Park that were deconsolidated during the period as a result of this transaction:

Summary of assets contributed and deconsolidated	AmREIT (30%)	Goldman Sachs (70%)	Consolidated total
Real estate investments at cost	$15,162	$35,379	$50,541
Less accumulated depreciation and amortization	(2,689)	(6,275)	(8,964)
Net real estate investments	12,473	29,104	41,577
Acquired lease intangibles, net	377	880	1,257
Tenant and accounts receivable, net	64	150	214
Loan costs and other assets	149	348	497
Notes payable	(1,977)	(4,613)	(6,590)
Accounts payable and other liabilities	(302)	(704)	(1,006)
Net assets and liabilities contributed	$10,784	$25,165	$35,949

          We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of June 30, 2013 differs from our proportionate share of the joint venture’s net assets by $2.8 million. This basis difference represents the difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over the expected holding period of the joint venture and include the amortization in income (loss) from Advised Funds on our consolidated statements of operations.

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

Acquisitions

          Fountain Oaks – On June 25, 2013, we completed the acquisition of Fountain Oaks, an approximately 161,000 square foot Kroger anchored retail shopping center located in Atlanta, Georgia, for approximately $27.7 million exclusive of closing costs. The property was 88.7% leased on the closing date and was funded through a draw on our $75 million Facility.

          The table below details the total cash paid as reported on our consolidated statements of cash flows and the corresponding preliminary values assigned to the assets and liabilities related to our acquisition of Fountain Oaks. Our preliminary values assigned represent our best estimate; however, are subject to finalization and approval of the assumptions used to calculate such values. Future changes, if any, are not expected to be material.

Assets
Land	$10,220
Building	16,526
Tenant improvements	432
Acquired lease intangibles, net	2,204
Other assets	4
Liabilities
Accounts payable and other liabilities	(276)
Acquired below-market lease intangibles	(1,732)
Net cash paid for the acquisition of Fountain Oaks	$27,378

          610 & Ella – On April 4, 2013, we acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas for approximately $2.3 million. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. This acquisition was made through ARIC as it was acquired with the intent to resell it in the near-term. The acquisition was funded through borrowings under our $75 million Facility.

          Preston Royal Shopping Center – On December 12, 2012, we purchased the Preston Royal Shopping Center, a retail shopping center containing approximately 230,000 square feet of GLA located in Dallas, Texas, for a purchase price of $66.2 million, exclusive of closing costs. At the time of the acquisition, the property was comprised of a fee simple interest on the northwest corner portion (Preston Royal West) and a ground leasehold interest on the northeast corner portion (Preston Royal East) with 27 years remaining on the underlying ground lease. Collectively, the two corners were 97.3% leased as of the closing date with major tenants including Tom Thumb, Barnes & Noble and Chico’s. The purchase price was funded through a combination of cash on hand, draws on our $75 Million Facility and $23.4 million in mortgage financing on the property. The results of operations of Preston Royal Shopping Center are included in our financial statements from the date of acquisition. Our financial results for the three and six months ended June 30, 2013, include the results of the Preston Royal Shopping Center; however, our financial results for the three and six months ended June 30, 2012, do not contain any results from the Preston Royal Shopping Center as this period is prior to its acquisition.

          On July 17, 2013, we acquired the underlying land related to the northeast corner of the shopping center in a separate transaction for $15.0 million thereby combining our ownership of both the shopping center buildings and improvements with the underlying land. The acquisition of the underlying land was funded through cash on hand and borrowings under our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

          The tables below present our pro forma results of operations for the three and six months ended June 30, 2013, assuming that we acquired Fountain Oaks on January 1, 2012 (in thousands):

Three months ended June 30, 2013	Historical results	Pro forma adjustments to historical results	Pro forma results
Total revenues	$10,784	$604	$11,388
Net income	$981	$122	$1,103

Six months ended June 30, 2013	Historical results	Pro forma adjustments to historical results	Pro forma results
Total revenues	$22,701	$1,208	$23,909
Net income	$9,377	$118	$9,495

          The tables below present our pro forma results of operations for the three and six months ended June 30, 2012, assuming that we acquired the Preston Royal Shopping Center and Fountain Oaks on January 1, 2012 (in thousands):

		Pro forma adjustments to historical results
Three months ended June 30, 2012	Historical results	Preston Royal Village	Fountain Oaks	Pro forma results
Total revenues	$9,861	$1,655	$604	$12,120
Net income	$1,446	$34	$(4)	$1,476

		Pro forma adjustments to historical results
Six months ended June 30, 2012	Historical results	Preston Royal Village	Fountain Oaks	Pro forma results
Total revenues	$19,921	$3,310	$1,208	$24,439
Net income	$2,703	$(620)	$(134)	$1,949

Pending Acquisition

          Woodlake Square – On July 15, 2013, we entered into a purchase and sale agreement to purchase the Woodlake Square Shopping Center, a grocery-anchored shopping center located in Houston, Texas, from VIF II/AmREIT Woodlake, LP, a Texas limited partnership, for a purchase price of $41.6 million. The retail shopping center contains approximately 161,000 square feet of gross leasable area and had an occupancy of 88.0% as of June 30, 2013. Its major tenants include Randalls, Walgreens and Jos. A. Bank. We currently manage and hold a one percent ownership interest in the property through a joint venture with a third-party institutional partner and with MIG III and MIG IV, two of our Advised Funds. See Note 5 for a discussion of our investments in our Advised Funds. We expect to fund the purchase price with cash on hand, amounts received from our 2013 Follow-on Offering and proceeds from mortgage financing to be secured by the property. The acquisition is expected to close in the third quarter of 2013. Pursuant to the purchase and sale agreement, we paid an initial earnest money deposit of approximately $2.1 million, which will be applied towards the purchase price on the date of closing. The purchase and sale agreement contains customary representations and warranties by us and the seller, and there remain other conditions precedent to our obligation to close the acquisition of the property, including the seller’s delivery of title to the property. Accordingly, as of the date of this Quarterly Report, and until the closing of the acquisition, there can be no assurance that we will acquire the property.

Pending Disposition

          On June 20, 2013 we entered into a purchase and sale agreement with a third party to sell our single tenant asset in Illinois for approximately $1.9 million. We expect to close on the sale of this asset during the third quarter. The agreement could be terminated by either party prior to expiration of a discovery period that expired on July 20, 2013. This asset did not meet the criteria to be reported as assets held for sale as of June 30, 2013 and is not presented as either assets held for sale or discontinued operations in these consolidated financial statements; however, we do expect the sale to qualify for discontinued operations presentation upon sale.

5. INVESTMENTS IN ADVISED FUNDS

          As of June 30, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

The table below details our investments in our Advised Funds as of June 30, 2013, and December 31, 2012.

Investment	Ownership	June 30, 2013	December 31, 2012
High net worth investment funds:
MIG	2.4%	$168	$171
MIG II	2.6%	199	201
MIG III	2.1%	184	197
MIG IV	2.6%	170	177
Joint Ventures:
AmREIT MacArthur Park, LLC	30.0%	9,011	—
AmREIT SPF Shadow Creek, L.P.	10.0%	5,620	5,728
AmREIT Westheimer Gessner, L.P.	10.0%	1,400	1,364
AmREIT Woodlake, L.P.	1.0%	115	115
Total		$16,867	$7,953

High Net Worth Investment Funds

          Our four high net worth investment funds are limited partnerships, wherein each of the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 2.6%. As their sponsor, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, the general partner begins sharing in the available cash flow at various promoted levels. We do not expect our Advised Funds will achieve their respective preferred returns. Our Advised Funds are designed to have a finite life with a specified liquidation commencement date, which may be extended depending upon approval from the majority of the limited partners. Once the liquidation commencement begins, we, as general partner, will begin to actively market all operating properties, complete all development and redevelop projects and wind up operations in an orderly fashion, which may take months or years to complete.

          MIG – MIGC, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own a 1.4% limited partner interest in MIG. MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation commencement date was extended to March 2013, pursuant to the approval of a majority of the limited partners. We expect MIG to be liquidated within the next 12 to 18 months. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG II – MIGC II, our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own a 1.6% limited partner interest in MIG II. MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation commencement date was extended to March 2013, pursuant to the approval of a majority of the limited partners. We expect MIG II to be liquidated within the next 12 to 18 months. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

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

Joint Ventures

          AmREIT MacArthur Park LLC – On March 26, 2013, we completed the entry into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. See Note 4 for a further discussion of this transaction. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future, after a lock-out period. Upon closing this transaction, the MacArthur Park Joint Venture incurred acquisition costs of $547,000, of which $164,000 represents our 30% portion. Our portion of these costs has been included in loss from Advised Funds on our consolidated statements of operation for the six months ended June 30, 2013. We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of June 30, 2013, differs from our proportionate share of the joint venture’s net assets by $2.8 million. This basis difference represents the difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over the expected holding period of the joint venture and include the amortization in income (loss) from Advised Funds on our consolidated statements of operations.

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

          VIF II/AmREIT Woodlake, L.P. – In 2007, we invested $3.4 million in VIF II/AmREIT Woodlake, L.P., for a 30% limited partnership interest. VIF II/AmREIT Woodlake, L.P. was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas. In June 2008, we sold two-thirds (a 20% limited partnership interest) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. In July 2010, we and our affiliated partners entered into a joint venture with a third-party institutional partner wherein the partner acquired a 90% interest in the joint venture. As a result of this transaction, we now hold a 1% interest in Woodlake Square, which carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. On July 15, 2013, we entered into a purchase and sale agreement to purchase the Woodlake Square shopping center from this joint venture. See Note 4 for a further discussion of this pending acquisition.

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

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of June 30, 2013, and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Acquired lease intangible assets:
In-place leases	$24,198	$27,821
In-place leases – accumulated amortization	(11,790)	(14,096)
Below-market ground lease	358	358
Below-market ground lease - accumulated amortization	(70)	—
Above-market leases	3,712	3,774
Above-market leases – accumulated amortization	(1,914)	(1,881)
Acquired leases intangibles, net	$14,494	$15,976

Acquired lease intangible liabilities:
Below-market leases	$5,933	$6,286
Below-market leases – accumulated amortization	(1,818)	(2,779)
Acquired below-market lease intangibles, net	$4,115	$3,507

Income Statement Presentation

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Income statement presentation	Three months ended June 30,
		2013	2012
In-place leases	amortization expense	$939	$485
Below-market ground lease	property expense	$30	$—
Above-market leases	reduction of rental income	$72	$24
Below-market leases	increase in rental income	$180	$72

		Six months ended June 30,
		2013	2012
In-place leases	amortization expense	$2,149	$1,066
Below-market ground lease	property expense	$70	$—
Above-market leases	reduction of rental income	$210	$48
Below-market leases	increase in rental income	$427	$150

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

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2013, and December 31, 2012 (in thousands):

June 30, 2013	Level 1	Level 2	Level 3
Fixed-rate notes payable	$—	$185,299	$—

December 31, 2012	Level 1	Level 2	Level 3
Fixed-rate notes payable	$—	$196,112	$—

          Our notes payable consist of both variable-rate and fixed-rate notes; however, our only variable rate debt at June 30, 2013, is the $75 Million Facility. We entered into the $75 Million Facility in August 2012 and therefore believe that the applicable margin represents the best estimate of fair value and, accordingly, its fair value is equal to its carrying value as of June 30, 2013, and December 31, 2012. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

8. NOTES PAYABLE

          Our outstanding debt as of June 30, 2013, and December 31, 2012, consisted of the following (in thousands):

	June 30, 2013		December 31, 2012
Fixed-rate mortgage loans	$177,686		$185,079
$75 Million Facility	30,800	(1)	33,500
Total	$208,486		$218,579

(1)	We repaid all but $1.5 million under our $75 Million Facility with proceeds received from our 2013 Follow-on Offering. See Note 3.

          As of June 30, 2013, the $75 Million Facility was our primary source of additional credit. The $75 Million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The amount available for us to borrow under the $75 Million Facility at any given time is subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.50 to 1.0.

          Our availability under our $75 Million Facility was $27.1 million as of June 30, 2013. Subsequent to June 30, 2013, we borrowed an additional $17.5 million to fund the acquisition of the underlying land at our Preston Royal East property and to fund the escrow deposit of our pending acquisition of Woodlake Square (see Note 4). We subsequently repaid all but $1.5 million owed under our $75 Million Credit Facility with proceeds received under our 2013 Follow-on Offering. We expect the lender to approve the addition of our Fountain Oaks property and the recently acquired Preston Royal land to our unencumbered asset pool during the third quarter of 2013, which will result in the full $75.0 million being available to us for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments in the future.

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

          As of June 30, 2013, the weighted average interest rate on our fixed-rate debt was 4.7% and the remaining average life on such debt was 3.9 years.

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

          The following table provides a reconciliation of net income and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Continuing Operations
Income from continuing operations attributable to common stockholders	$981	$1,446	$9,377	$2,703
Less: Dividends attributable to unvested restricted stockholders	(113)	(47)	(221)	(93)
Net income attributable to common stockholders after allocation to participating securities	$868	$1,399	$9,156	$2,610

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	15,609	11,420	15,600	11,397

Basic and Diluted Earnings Per Share
Net income attributable to common stockholders	$0.06	$0.12	$0.59	$0.23

(1)

Weighted average shares outstanding do not include unvested shares of restricted stock totaling 563 and 233 for the three months ended June 30, 2013, and 2012, respectively, and 552 and 224 for the six months ended June 30, 2013 and 2012, respectively.

10. STOCKHOLDERS’ EQUITY

2013 Follow-on Offering

          On July 19, 2013, we completed the sale of 3,450,000 shares of our common stock, including 450,000 shares of our common stock sold pursuant to exercise of an over-allotment option by the underwriters. The 2013 Follow-on Offering was completed pursuant to our 2013 Shelf Registration Statement at an offering price to the public of $18.25 per share. We received net proceeds of approximately $60.0 million after deducting the underwriters’ discounts and other offering expenses. The proceeds were used to repay borrowings under our $75 Million Facility and are also expected to be used to fund the future acquisition of Woodlake Square. See also Note 4 for a discussion of our acquisitions and Note 8 for repayment of portions of our debt.

Exchange of Class A Common Stock into Common Stock

          On April 25, 2013, we filed with the State Department of Assessments and Taxation of Maryland amendments to our charter that (i) changed each issued and unissued share of our Class A common stock into one share of our Class B common stock and (ii) changed the designation of the Class B common stock to “common stock.” The rights of the Class A and Class B common stockholders were identical except that our Class B common stock was listed on the NYSE under the symbol “AMRE.” Accordingly, the rights of the Class A common stockholders did not change as a result of the charter amendments except that the shares of former Class A Common Stock are now tradable on the NYSE. The charter amendments setting forth the change of the shares of Class A common stock into shares of Class B common stock were approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013. The amendment approving the redesignation of the Class B common stock to common stock was approved by our board of directors and did not require stockholder approval.

Our 2012 Offering

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

Equity Incentive Plan

          Our 1999 Flexible Incentive Plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares of our restricted common stock. All long-term compensation awards are designed to vest over a period of three to ten years and promote retention of our team. Effective July 23, 2012, we amended the 1999 Flexible Incentive Plan to provide that all future awards are in, or related to, shares of our Class B common stock, which has now been redesignated as common stock as discussed above.

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

          The following table presents restricted stock activity during the six months ended June 30, 2013 and 2012:

	2013		2012
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	542,517	$15.24	207,199	$17.86
Granted	54,750	17.33	58,550	13.50
Vested	(37,251)	16.25	(38,346)	16.52
Forfeited	—	—	—	—
End of period	560,016	$15.38	227,403	$16.96

          The total grant date fair value of shares vested during the six months ended June 30, 2013 and 2012 was $605,000 and $634,000 respectively. Total compensation cost recognized related to restricted stock during the six months ended June 30, 2013 and 2012, was $619,000 and $287,000, respectively. As of June 30, 2013, total unrecognized compensation cost related to restricted stock was $7.4 million, and the weighted average period over which we expect this cost to be recognized is 7.0 years.

11. RELATED PARTY TRANSACTIONS

          See Note 5 regarding investments in our Advised Funds and Note 2 regarding notes receivable – related party. The table below details our income and administrative cost reimbursements from the Advised Funds for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Real estate fee income(1)	$640	$674	$1,267	$1,592
Asset management fee income(2)	156	156	311	311
Construction management fee income(3)	76	55	137	113
Advisory services income - related party	$872	$885	$1,715	$2,016
Interest and other income - related party	$53	$85	$109	$157
Reimbursements of administrative costs	$211	$199	$403	$410

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

12. CONCENTRATIONS

          As of June 30, 2013, our Uptown Park property in Houston, Texas individually accounted for 15.9% of our consolidated total assets, respectively. No other individual property comprised 10% or more of our consolidated assets. Consistent with our strategy of investing in geographic areas that we know well, 20 of our properties are located in the Houston metropolitan area. These Houston properties represent 55.3% and 62.5% of our rental income for the six months ended June 30, 2013 and 2012, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by our top ten tenants for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012		2013		2012
Kroger	$398	$529	(1)	$927	(1)	$1,058
Landry’s(3)	312	313		626		631
CVS/pharmacy	305	306		611		611
H-E-B	277	277		555		555
Publix	195	195		390		390
Barnes & Noble	122	46		259		86
Bank of America	128	75		258		149
Hard Rock Café	124	124		248		248
Tom Thumb(4)	113	—		241		—
TGI Friday’s	118	113		237		225
	$2,092	$1,978		$4,352		$3,953

(1)	Includes $131 related to our Kroger tenant at our MacArthur Park property which was contributed to the MacArthur Park Joint Venture. See Note 4.

(2)	Includes $262 related to our Kroger tenant at our MacArthur Park property which was contributed to the MacArthur Park Joint Venture. See Note 4.

(3)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmicks, Mortons and The Grotto.

(4)	Tom Thumb, a regional supermarket, is the anchor tenant at our Preston Royal West property, which was acquired in December 2012.

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

          Segment results for the three and six months ended June 30, 2013 and 2012, are as follows (in thousands):

		Advisory Services
For the three months ended June 30, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$9,863	$49	$—	$9,912
Advisory services income - related party	—	716	156	872
Total revenue	9,863	765	156	10,784

General and administrative	783	1,255	32	2,070
Property expense	2,660	11	—	2,671
Legal and professional	245	15	1	261
Real estate commissions	—	52	—	52
Acquisition costs	126	—	—	126
Depreciation and amortization	2,732	6	—	2,738
Total expenses	6,546	1,339	33	7,918

Interest expense	(2,267)	—	—	(2,267)
Other income/(expense)	300	2	80	382
Income (loss) from continuing operations	$1,350	$(572)	$203	$981

		Advisory Services
For the three months ended June 30, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$8,921	$55	$—	$8,976
Advisory services income - related party	—	730	155	885
Total revenue	8,921	785	155	9,861

General and administrative	552	993	23	1,568
Property expense	2,234	10	—	2,244
Legal and professional	213	16	—	229
Real estate commissions	—	53	—	53
Depreciation and amortization	2,114	6	—	2,120
Impairment recovery - notes receivable	(229)	—	—	(229)
Total expenses	4,884	1,078	23	5,985

Interest expense	(2,595)	—	—	(2,595)
Other income/(expense)	230	1	(66)	165
Income (loss) from continuing operations	$1,672	$(292)	$66	$1,446

		Advisory Services
For the six months ended June 30, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$20,899	$87	$—	$20,986
Advisory services income - related party	—	1,404	311	1,715
Total revenue	20,899	1,491	311	22,701

General and administrative	1,549	2,424	58	4,031
Property expense	5,843	11	—	5,854
Legal and professional	486	25	2	513
Real estate commissions	1	103	—	104
Acquisition costs	126	—	—	126
Depreciation and amortization	6,025	12	—	6,037
Total expenses	14,030	2,575	60	16,665

Interest expense	(4,760)	—	—	(4,760)
Other income/(expense)	8,167	2	(68)	8,101
Income (loss) from continuing operations	$10,276	$(1,082)	$183	$9,377

		Advisory Services
For the six months ended June 30, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$17,806	$99	$—	$17,905
Advisory services income - related party	—	1,706	310	2,016
Total revenue	17,806	1,805	310	19,921

General and administrative	970	2,042	51	3,063
Property expense	4,496	10	—	4,506
Legal and professional	410	39	1	450
Real estate commissions	1	138	—	139
Depreciation and amortization	4,335	12	—	4,347
Impairment recovery - notes receivable	(229)	—	—	(229)
Total expenses	9,983	2,241	52	12,276

Interest expense	(5,229)	—	—	(5,229)
Other income/(expense)	387	2	(102)	287
Income (loss) from continuing operations	$2,981	$(434)	$156	$2,703

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          References to “AmREIT,” “we,” “us,” “our” and “the company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

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

          Our current investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively, our Core Markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our Core Markets. We generally seek to invest in properties that possess the following attributes, which we refer to collectively as our “5Ds”:

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

Our Portfolio and Recent Portfolio Activity

          As of June 30, 2013, our portfolio consisted of 32 wholly-owned properties with approximately 1.4 million square feet of GLA, which were 95.1% occupied with a weighted average remaining lease term of 4.9 years. Our neighborhood and community shopping centers accounted for 89.9% of our GLA and 91.3% of our annualized base rent as of June 30, 2013. Our single-tenant retail properties comprised 10.1% of our GLA and 8.7% of our annualized base rent.

          Fountain Oaks – On June 25, 2013, we completed the acquisition of Fountain Oaks, an approximately 161,000 square foot Kroger-anchored retail shopping center located in Atlanta, Georgia, for approximately $27.7 million exclusive of closing costs. The property was 88.7% leased on the closing date and was funded with borrowings under our $75 million Facility.

          610 & Ella acquisition – We acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas on April 4, 2013 for approximately $2.3 million. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. This acquisition was made through ARIC as it was acquired with the intent to resell it in the near-term.

          MacArthur Park Joint Venture - On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north, excluding a Target store, for approximately $25.5 million and placed mortgage financing on the combined property of $43.9 million. The MacArthur Park Joint Venture fully repaid our existing mortgage loan secured by the MacArthur Park property of approximately $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received net cash proceeds of approximately $35.2 million which were used to repay borrowings under our $75 Million Facility. We will continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future, after a lock-out period.

          Our 30% ownership interest does not qualify for consolidation under GAAP. Accordingly, we deconsolidated this property on March 26, 2013 and account for our ownership under the equity method since the date of the formation of the joint venture. Additionally, we are precluded from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations. See also Note 4 to the Notes to Consolidated Financial Statements.

          Preston Royal Shopping Center – On December 12, 2012, we purchased the Preston Royal Shopping Center, a retail shopping center containing approximately 230,000 square feet of GLA located in Dallas, Texas, for a purchase price of $66.2 million, exclusive of closing costs. At the time of the acquisition, the property was comprised of a fee simple interest on the northwest corner portion (Preston Royal West) and a ground leasehold interest on the northeast corner portion (Preston Royal East) with 27 years remaining on the underlying ground lease. Collectively, the two corners were 97.3% leased as of the closing date with major tenants including Tom Thumb, Barnes & Noble and Chico’s. The purchase price was funded through a combination of cash on hand, draws on our $75 Million Facility and $23.4 million in mortgage financing on the property. The results of operations of Preston Royal Shopping Center are included in our financial statements from the date of acquisition. Our financial results for the three and six months ended June 30, 2013, include the results of the Preston Royal Shopping Center; however, our financial results for the three and six months ended June 30, 2012, do not contain any results from the Preston Royal Shopping Center as this period is prior to its acquisition. See Note 4 to the Notes to Consolidated Financial Statements for the pro forma results of our acquisitions.

          On July 17, 2013, we acquired the underlying land related to the northeast corner of the shopping center in a separate transaction for $15.0 million thereby combining our ownership of both the shopping center buildings and improvements with the underlying land. The acquisition of the underlying land was funded through cash on hand and borrowings under our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

Pending Portfolio Acquisition and Disposition

          Woodlake Square – On July 15, 2013, we entered into a purchase and sale agreement to purchase the Woodlake Square Shopping Center, a grocery-anchored shopping center located in Houston, Texas, from VIF II/AmREIT Woodlake, LP, a Texas limited partnership, for a purchase price of $41.6 million. The retail shopping center contains approximately 161,000 square feet of gross leasable area and had an occupancy of 88.0% as of June 30, 2013. Its major tenants include Randalls, Walgreens and Jos. A. Bank. We currently manage and hold a one percent ownership interest in the property through a joint venture with a third-party institutional partner and with MIG III and MIG IV, two of our Advised Funds. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our investments in our Advised Funds. We expect to fund the purchase price with cash on hand, amounts received from our 2013 Follow-on Offering and proceeds from mortgage financing to be secured by the property. The acquisition is expected to close in the third quarter of 2013. Pursuant to the purchase and sale agreement, we paid an initial earnest money deposit of approximately $2.1 million, which will be applied towards the purchase price on the date of closing. The purchase and sale agreement contains customary representations and warranties by us and the seller, and there remain other conditions precedent to our obligation to close the acquisition of the property, including the seller’s delivery of title to the property. Accordingly, as of the date of this Quarterly Report, and until the closing of the acquisition, there can be no assurance that we will acquire the property.

          Single tenant asset – On June 20, 2013, we entered into a purchase and sale agreement with a third party to sell our single tenant asset in Illinois for approximately $1.9 million. We expect to close on the sale of this asset during the third quarter of 2013. The agreement could be terminated by either party prior to expiration of a discovery period that expired on July 20, 2013. This asset did not meet the criteria to be reported as assets held for sale at of June 30, 2013 and is not presented as either assets held for sale or discontinued operations in these consolidated financial statements; however, we do expect the sale to qualify for discontinued operations presentation upon sale.

Our Advisory Services

          Advised Funds – As of June 30, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. We have formed, invested in and managed 20 advised funds over the past 28 years.

          As the sole owner of the general partner of each of the four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of June 30, 2013, our Advised Funds held all or a portion of the ownership interests in 18 properties with approximately 2.6 million square feet of GLA and an undepreciated book value of $532.0 million.

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

LEASING UPDATE

          The following table summarizes our leasing activity for comparable leases for the three and six months ended June 30, 2013 and 2012.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Expirations
Number of leases	19	11	31	17
GLA	54,171	38,635	78,080	65,833
New Leases(1)
Number of leases	2	1	6	2
GLA	3,410	3,001	11,877	5,413
Expiring annualized base rent per square foot	$27.25	$34.00	$24.67	$29.10
New annualized base rent per square foot	$28.47	$42.50	$31.99	$34.26
% Change (Cash)	4.5%	25.0%	29.7%	17.7%
Renewals(2)
Number of leases	15	8	24	13
GLA	48,090	34,076	67,097	58,520
Expiring annualized base rent per square foot	$23.26	$20.43	$24.45	$20.64
New annualized base rent per square foot	$25.01	$22.96	$26.23	$22.30
% Change (Cash)	7.5%	12.4%	7.3%	8.1%
Combined
Number of leases	17	9	30	15
GLA	51,500	37,077	79,974	63,933
Expiring annualized base rent per square foot	$23.52	$21.53	$24.48	$21.35
New annualized base rent per square foot	$25.24	$24.54	$27.09	$23.31
% Change (Cash)	7.3%	14.0%	10.7%	9.2%

(1)	Represents new leases for a space that was not vacant for more than 12 consecutive months prior to lease signing.

(2)	Represents existing tenants that, upon expiration of their leases, enter into new leases for the same space.

RESULTS OF OPERATIONS

Recent Acquisitions and Disposition Activity

          Recent and planned acquisition and disposition activity may affect our future results of operations. We expect to acquire Woodlake Square during the third quarter of 2013, and we have completed acquisitions of other properties and entered into a joint venture over the past several months that may affect our future results of operations. See also “EXECUTIVE OVERVIEW - Our Portfolio and Recent Portfolio Activity” for additional discussion. We include the results of operations from our acquisitions from the date they are acquired forward and our historical results of operations will not include any activity prior to their purchase. See also Note 4 to the Notes to Consolidated Financial Statements for the pro-forma effects of our completed acquisitions to our historical results. Our recently completed portfolio activity includes:

•	Preston Royal East underlying land – acquired July 17, 2013

•	Fountain Oaks – acquired June 26, 2013

•	Preston Royal Shopping Center – December 12, 2012

Same store properties

          Throughout this section, we have provided certain information on a “same store” property basis. Properties that we have designated as “same store” represent those properties that we wholly-owned and operated for the entirety of both periods being compared, except for properties for which significant redevelopment or expansion occurred during either of the periods. Accordingly, our recent acquisitions of Fountain Oaks and Preston Royal Shopping Center and our contribution of our MacArthur Park property to our MacArthur Park Joint Venture are reported as non-same store in our comparison of results of operations below. While there is some judgment surrounding changes in designation as a given property is redeveloped or expanded, we typically remove properties from the same store designation once significant redevelopment has commenced. We typically move redevelopment properties and expansion properties into the same store designation once they have stabilized, which is typically when the growth expected from the redevelopment or expansion has been included in the comparable periods.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

          Below are the results of operations for the three months ended June 30, 2013 and 2012 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly-owned from April 1, 2012 through June 30, 2013.

	Three months ended June 30,
	2013	2012	Change $	Change %
Same store properties (27 properties)
Rental income (1)	$5,735	$5,766	$(31)	(0.5)%
Recovery income (1)	2,067	1,873	194	10.4%
Percentage rent (1)	15	—	15	*
Less:
Property expenses	1,955	1,938	(17)	(0.9)%
Same store net operating income	5,862	5,701	161	2.8%
Non-same store properties (5 properties)
Rental income (1)	1,319	936	383	40.9%
Recovery income (1)	570	313	257	82.1%
Less:
Property expenses	771	329	(442)	(134.3)%
Non-same store net operating income	1,118	920	198	21.5%
Total net operating income(2)	6,980	6,621	359	5.4%

Other revenues (see further detail below):	1,285	1,193	92	7.7%

Less other expenses (see further detail below):	7,284	6,368	(916)	(14.4)%
Net income	$981	$1,446	$(465)	(32.2)%

Other data
FFO(3)	$3,997	$3,708	$289	7.8%
Core FFO(3)	$4,123	$3,708	$415	11.2%
Number of properties at end of period	32	29	n/a	n/a
Percent leased at end of period(4)	95.1%	95.8%	n/a	(0.7)%
Distributions per share	$0.20	$0.20	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended June 30, 2013 and 2012, rental income from operating leases was $9,912 and $8,976, respectively.

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

(4)	Percent leased is calculated as (i) GLA under commenced leases as of June 30, 2013, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income decreased by $31,000, or 0.5%, on a same store basis to $5.7 million for the three months ended June 30, 2013, as compared to $5.8 million for the same period in 2012. An increase in rental rates that led to an $81,000 increase in rental income was offset by a decrease in occupancy that led to a $112,000 decrease in rental income.

•

Recovery income. Recovery income increased by $194,000, or 10.4%, on a same store basis to $2.1 million for the three months ended June 30, 2013, as compared to $1.9 million for the same period in 2012. This increase was primarily due to increased property tax assessments that were passed along to tenants.

•

Property expenses. Property expenses increased by $17,000, or 0.9%, on a same store basis to $2.0 million for the three months ended June 30, 2013, as compared to $1.9 million for the same period in 2012. This same store increase was primarily attributable to increased property tax assessments of approximately $235,000 partially offset by a $152,000 reduction in bad debt expense and a $69,000 reduction in security expense.

Non-same Store Properties – Property revenues and Property expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisition of the Preston Royal Shopping Center in December 2012 partially offset by the loss of consolidated revenues and expenses for the three months ended June 30, 2013 after our sale of our MacArthur Park property to our MacArthur Park Joint Venture on March 26, 2013. The results of operations for Preston Royal East and Preston Royal West have been recorded in our consolidated statements of operations from the date of acquisition forward and our proportional share of revenue and expenses from our MacArthur Park property are no longer consolidated, but reported under the equity method and included in income (loss) from Advised Funds.

Other Revenues and income

          Overall, other revenues and income increased by $92,000, or 7.7%, to $1.3 million for the three months ended June 30, 2013, as compared to $1.2 million for the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Three months ended June 30,
	2013	2012	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$206	$88	$118	134.1%
Advisory services income - related party:
Real estate fee income - related party	640	674	(34)	(5.0)%
Asset management fee income - related party	156	156	—	—
Construction management fee income - related party	76	55	21	38.2%
Total advisory services income - related party	872	885	(13)	(1.5)%
Interest and other income	154	135	19	14.1%
Interest and other income - related party	53	85	(32)	(37.6)%
Total other revenues	$1,285	$1,193	$92	7.7%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased by $118,000, or 134.1%, to $206,000 for the three months ended June 30, 2013 as compared to $88,000 for the same period in 2012. The increase was due to the acquisition of the Preston Royal Shopping Center in December 2012.

Other Expenses

          Overall, other expenses increased by $916,000, or 14.4%, to $7.3 million for the three months ended June 30, 2013, as compared to $6.4 million for the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Three months ended June 30,
	2013	2012	Change $	Change %
Straight-line bad debt recoveries(1)	$(55)	$(23)	$32	139.1%
General and administrative	2,070	1,568	(502)	(32.0)
Legal and professional	261	229	(32)	(14.0)%
Real estate commissions	52	53	1	1.9%
Acquisition costs	126	—	(126)	(100.0)%
Depreciation and amortization	2,738	2,120	(618)	(29.2)%
Impairment recovery - notes receivable	—	(229)	(229)	(100.0)%
Loss (income) from advised funds	(192)	66	258	*
State income tax expense (benefit)	17	(11)	(28)	*
Interest expense	2,267	2,595	328	12.6%
	$7,284	$6,368	$(916)	(14.4)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

General and administrative. General and administrative expense increased by $502,000, or 32.0%, to $2.1 million for the three months ended June 30, 2013, as compared to $1.6 million for the same period in 2012. This increase was primarily attributable to (i) additional deferred compensation expense of approximately $209,000 associated with the 312,499 shares of restricted Class B common stock issued to management and our Board of Directors in connection with our 2012 Offering, (ii) changes in estimates of our 2013 performance compensation payment of approximately $84,000 and (iii) increases in salaries and additional personnel of approximately $85,000.

•	Acquisition costs. Acquisition costs were $126,000 for the three months ended June 30, 2013, related to the acquisition of our Fountain Oaks property.

•

Depreciation and amortization. Depreciation and amortization expense increased by $618,000, or 29.2%, to $2.7 million for the three months ended June 30, 2013, as compared to $2.1 million for the same period in 2012. This increase was primarily attributable to the acquisition of the Preston Royal Shopping Center.

•	Impairment recoveries. Impairment recoveries were $229,000 for the three months ended June 30, 2012, due to a $1.0 million payment received on a note receivable that had previously been impaired.

•

Income from Advised Funds. Income from Advised Funds increased by $258,000, to income of $192,000 for the three months ended June 30, 2013, as compared to a loss of $66,000 for the same period in 2012. The increase was primarily due to an increase in income at two of our Advised Funds’ properties that were under redevelopment during the second quarter of 2012 as well as income from our MacArthur Park Joint Venture, which was formed on March 26, 2013.

•

Interest expense. Interest expense decreased by $328,000, or 12.6%, to $2.3 million for the three months ended June 30, 2013, as compared to $2.6 million for the same period in 2012. The decrease was primarily due to lower average debt balances resulting from the repayment of $45.3 million of debt on August 1, 2012 with proceeds received from our 2012 Offering and our MacArthur Park Joint Venture’s assumption of $6.6 million of debt upon the sale of our MacArthur Park property to the joint venture in March 2013.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

          Below are the results of operations for the six months ended June 30, 2013 and 2012 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly-owned from January 1, 2012 through June 30, 2013.

	Six months ended June 30,
	2013	2012	Change $	Change %
Same store properties (27 properties)
Rental income (1)	$11,474	$11,496	$(22)	(0.2)%
Recovery income (1)	4,141	3,693	448	12.1%
Percentage rent (1)	29	32	(3)	(9.4)
Less:
Property expenses	4,093	3,902	(191)	(4.9)%
Same store net operating income	11,551	11,319	232	2.0%
Non-same store properties (5 properties)
Rental income (1)	3,491	1,879	1,612	85.8%
Recovery income (1)	1,362	628	734	116.9%
Percentage Rent (1)	20	—	20	*
Less:
Property expenses	1,812	701	(1,111)	(158.5)%
Non-same store net operating income	3,061	1,806	1,255	69.5%
Total net operating income(2)	14,612	13,125	1,487	11.3%

Other revenues (see further detail below):	10,256	2,587	7,669	*

Less other expenses (see further detail below):	15,491	13,009	(2,482)	(19.1)%
Net income	$9,377	$2,703	$6,674	*

Other data
FFO(3)	$8,136	$7,335	$801	10.9%
Core FFO(3)	$8,426	$7,335	$1,091	14.9%
Number of properties at end of period	32	29	n/a	n/a
Percent leased at end of period(4)	95.1%	95.8%	n/a	(0.7)%
Distributions per share	$0.20	$0.20	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the six months ended June 30, 2013 and 2012, rental income from operating leases was $20,986 and $17,905, respectively.

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

(4)	Percent leased is calculated as (i) GLA under commenced leases as of June 30, 2013, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income remained relatively constant with a decrease of $22,000, or 0.2%, on a same store basis for the six months ended June 30, 2013, as compared to the same period in 2012. An increase in rental rates that led to a $168,000 increase in rental income was offset by a decrease in occupancy that led to a $190,000 decrease in rental income.

•

Recovery income. Recovery income increased by $448,000, or 12.1%, on a same store basis to $4.1 million for the six months ended June 30, 2013, as compared to $3.7 million for the same period in 2012. This increase was primarily due to increased property tax assessments that were passed along to tenants.

•

Property expenses. Property expenses increased by $191,000, or 4.9%, on a same store basis to $4.1 million for the six months ended June 30, 2013, as compared to $3.9 million for the same period in 2012. This same store increase was primarily attributable to increased property tax assessments of approximately $564,000 partially offset by recovery of bad debts of $348,000.

Non-same Store Properties – Property revenues and Property expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisition of the Preston Royal Shopping Center in December 2012 partially offset by the loss of consolidated revenues and expenses after our sale of our MacArthur Park property to our MacArthur Park Joint Venture on March 26, 2013. The results of operations for Preston Royal East and Preston Royal West have been recorded in our consolidated statements of operations from the date of acquisition forward and our proportional share of revenue and expenses from our MacArthur Park property are no longer consolidated, but reported under the equity method and included in income (loss) from Advised Funds.

Other Revenues and income:

          Overall, other revenues and income increased by $7.7 million to $10.3 million for the six months ended June 30, 2013, as compared to $2.6 million for the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Six months ended June 30,
	2013	2012	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$469	$177	$292	165.0%
Advisory services income - related party:
Real estate fee income - related party	1,267	1,592	(325)	(20.4)%
Asset management fee income - related party	311	311	—	—
Construction management fee income - related party	137	113	24	21.2%
Total advisory services income - related party	1,715	2,016	(301)	(14.9)%
Gain on sale of real estate acquired for investment	7,696	—	7,696	*
Interest and other income	267	237	30	12.7%
Interest and other income - related party	109	157	(48)	(30.6)%
Total other revenues	$10,256	$2,587	$7,669	*

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased by $292,000, or 165.0%, to $469,000 for the six months ended June 30, 2013 as compared to $177,000 for the same period in 2012. The increase was due to the acquisition of Preston Royal Shopping Center during December 2012.

•

Real estate fee income – related party. Real estate fee income – related party decreased by $325,000, or 20.4%, to $1.3 million for the six months ended June 30, 2013, as compared to $1.6 million for the same period in 2012. This decrease was due to disposition fees earned upon the sale of a land parcel during 2012 with no such similar sale activity during 2013. We also had a decrease in development fees resulting from the completion of development projects at two of our Advised Fund’s properties partially offset by an increase in property management fees resulting from new tenants at such redevelopment properties as well as from our management agreement with the recently formed MacArthur Park Joint Venture.

•

Gain on sale of interest in real estate assets. On March 26, 2013, we completed the entry into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture and Goldman Sachs contributed cash for a 70% interest in the joint venture. See also Note 4 to the Notes to Consolidated Financial Statements. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us.

•

Interest and other income – related party. Interest and other income – related party decreased by $48,000, or 30.6%, to $109,000 for the six months ended June 30, 2013, as compared to $157,000 for the same period in 2012. This decrease is additional interest income recorded during 2012 related to a payment received on our note receivable from one of our Advised Funds upon the sale of one of its properties. The note had previously been impaired and interest income was recorded upon receipt of payment.

Other Expenses

          Overall, other expenses increased by $2.5 million, or 19.1%, to $15.5 million for the six months ended June 30, 2013, as compared to $13.0 million for the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Six months ended June 30,
	2013	2012	Change $	Change %
Straight-line bad debt recoveries(1)	$(51)	$(97)	$(46)	47.4%
General and administrative	4,031	3,063	(968)	(31.6)
Legal and professional	513	450	(63)	(14.0)%
Real estate commissions	104	139	35	25.2%
Acquisition costs	126	—	(126)	*
Depreciation and amortization	6,037	4,347	(1,690)	(38.9)%
Impairment recoveries	—	(229)	(229)	100.0%
Loss (income) from advised funds	(44)	102	146	*
State income tax expense (benefit)	15	5	(10)	*
Interest expense	4,760	5,229	469	9.0%
	$15,491	$13,009	$(2,482)	(19.1)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries decreased by $46,000, or 47.4%, to $51,000 for the six months ended June 30, 2013, as compared to $97,000 for the same period in 2012. This decrease was primarily attributable to recoveries that were recorded during 2012 as certain tenants with accrued rent balances showed signs of improvement in their business during the 2012 period, and we determined that a reserve was no longer needed. Overall signs of improvement in our tenants have continued during 2013 although to a lesser extent and with a smaller reserve balance at the beginning of the 2013 period.

•

General and administrative. General and administrative expense increased by $968,000, or 31.6%, to $4.0 million for the six months ended June 30, 2013, as compared to $3.0 million for the same period in 2012. This increase was primarily attributable to (i) additional deferred compensation expense of approximately $333,000 associated with the 312,499 shares of restricted Class B common stock issued to management and our Board of Directors in connection with our 2012 Offering, (ii) changes in estimates of our 2013 performance compensation payment of approximately $183,000 and (iii) increases in salaries and additional personnel of approximately $204,000.

•

Legal and professional. Legal and professional expense increased by $63,000, or 14.0%, to $513,000 for the six months ended June 30, 2013, as compared to $450,000 for the same period in 2012. This increase was primarily attributable to increased audit expense resulting from the anticipated requirement to have our external auditors opine on our internal controls over financial reporting for the 2013 audit.

•	Acquisition costs. Acquisition costs were $126,000 for the six months ended June 30, 2013, due to the acquisition of our Fountain Oaks property.

•

Depreciation and amortization. Depreciation and amortization expense increased by $1.7 million, or 38.9%, to $6.0 million for the six months ended June 30, 2013, as compared to $4.3 million for the same period in 2012. This increase was primarily attributable to the acquisition of the Preston Royal Shopping Center.

•	Impairment recoveries. Impairment recoveries were $229,000 for the six months ended June 30, 2012, due to a $1.0 million payment received on a note receivable that had previously been impaired.

•

Income from Advised Funds. Income from Advised Funds increased by $146,000 to income of $44,000 for the six months ended June 30, 2013, as compared to a loss of $102,000 for the same period in 2012. The increase was primarily due to an increase in income at two of our Advised Funds’ properties that were under redevelopment during the second quarter of 2012 as well as income from our MacArthur Park Joint Venture, which was formed on March 26, 2013.

•

Interest expense. Interest expense decreased by $469,000, or 9.0%, to $4.8 million for the six months ended June 30, 2013, as compared to $5.2 million for the same period in 2012. The decrease was primarily due to lower average debt balances resulting from the repayment of $45.3 million of debt on August 1, 2012 with proceeds received from our 2012 Offering partially offset by increased debt from our $75 Million Facility for the acquisition of the Preston Royal Shopping Center.

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

          Additionally, we consider Core FFO, which adjusts FFO for items that do not reflect ongoing operations, such as acquisition expenses, non-recurring asset write-offs and recoveries, expensed issuance costs and gains on the sale of real estate held for resale, to be a meaningful performance measurement. The computation of FFO in accordance with NAREIT’s definition includes certain items such as acquisition costs, issuance costs, non-recurring asset write-offs and recoveries and gains on sale of real estate held for resale that management believes are not indicative of our ongoing results and therefore affect the comparability of our period-over-period performance with similar REITs. Accordingly, management believes that it is helpful to investors to adjust FFO for such items. There can be no assurance that FFO or Core FFO presented by us is comparable to similarly titled measures of other REITs. FFO and Core FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

          The table below details our FFO and Core FFO reconciliation to net income as computed in accordance with GAAP for the periods presented (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$981	$1,446	$9,377	$2,703
Add:
Depreciation of real estate assets - from operations	2,724	2,106	6,010	4,319
Depreciation of real estate assets for nonconsolidated affiliates	292	156	445	313
Less:
Gain on sale of real estate assets acquired for investment	—	—	(7,696)	—
FFO	3,997	3,708	8,136	7,335
Acquisition costs	126	—	126	—
Acquisition costs of nonconsolidated affiliates	—	—	164	—
Core FFO	$4,123	$3,708	$8,426	$7,335

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

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended June30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$981	$1,446	$9,377	$2,703
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(206)	(88)	(469)	(177)
Advisory services income - related party	(872)	(885)	(1,715)	(2,016)
Gain on sale of real estate acquired for investment	—	—	(7,696)	—
Interest and other income	(154)	(135)	(267)	(237)
Interest and other income - related party	(53)	(85)	(109)	(157)
Straight-line rent bad debt recoveries(2)	(55)	(23)	(51)	(97)
General and administrative	2,070	1,568	4,031	3,063
Legal and professional	261	229	513	450
Real estate commissions	52	53	104	139
Acquisition costs	126	—	126	—
Depreciation and amortization	2,738	2,120	6,037	4,347
Impairment recovery - notes receivable	—	(229)	—	(229)
Loss (income) from Advised Funds	(192)	66	(44)	102
State income tax expense (benefit)	17	(11)	15	5
Interest expense	2,267	2,595	4,760	5,229
Net operating income	$6,980	$6,621	$14,612	$13,125

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity are cash on hand as well as availability under our $75 Million Facility. As of June 30, 2013, we had $1.4 million of available cash on hand and $27.1 million available for future borrowings under our $75 Million Facility, and we have no significant debt coming due within the next twelve months. Subsequent to June 30, 2013, we borrowed an additional $17.5 million to fund the acquisition of the underlying land at our Preston Royal East property and to fund the escrow deposit of our pending acquisition of Woodlake Square (see Note 4 to the Notes to Consolidated Financial Statements for our acquisitions). We subsequently repaid all but $1.5 million owed under our $75 Million Credit Facility with proceeds received from our 2013 Follow-on Offering. We expect the lender to approve the addition of our Fountain Oaks property and the recently acquired Preston Royal land to our unencumbered asset pool during the third quarter of 2013 which will result in the full $75.0 million being available to us for general corporate purposes including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments in the future.

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

          We anticipate that our primary long-term uses of capital will include, but will not be limited to, operating expenses, scheduled debt service payments, property renovations, property expansions, other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquisitions of new assets compatible with our investment strategy. These capital expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to releasing and are subject to change as market and tenant conditions dictate.

          We may utilize other forms of capital for funding our long-term liquidity requirements, including proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from sales of property and the formation of joint ventures. On June 21, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 1, 2013. The 2013 Shelf Registrations Statement allows us, from time to time, to offer and sell up to $350 million of our debt and/or equity securities over the next three years. After completion of our 2013 Follow-on Offering as discussed below, we have approximately $287 million in our securities for future issuance under our 2013 Shelf Registration Statement.

          On July 19, 2013, we completed the sale of 3,450,000 shares of our common stock, including 450,000 shares of our common stock sold pursuant to the exercise of an over-allotment option by the underwriters. The 2013 Follow-on Offering was completed pursuant to our 2013 Shelf Registration Statement at an offering price to the public of $18.25 per share. We received net proceeds of approximately $60.0 million after deducting the underwriters’ discounts and other offering expenses. The proceeds were used to repay borrowings under our $75 Million Facility and are also expected to be used to fund the future acquisition of Woodlake Square.

          We believe our current cash flows from operations, future availability under our $75 Million Facility and our ability to issue additional debt or equity under our 2013 Shelf Registration Statement are sufficient to allow us to meet our liquidity needs for both the near and longer term, to continue operations, satisfy our contractual obligations and pay dividends to our stockholders.

          We intend to maintain a financially disciplined and conservative capital structure. As of June 30, 2013, approximately 85% of our debt outstanding was fixed, long-term mortgage financing, and our ratio of total debt to gross book assets was approximately 47%. Subsequent to June 30, 2013, we repaid all of our variable debt outstanding under our $75 Million Facility with proceeds received from our 2013 Follow-on Offering. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our common stock, or other equity securities, in order to provide us with significant financial flexibility and to fund future growth.

          Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company and its prospects. Potential disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to utilize any one or more of these sources of funds.

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, FFO and prospects. The United States has experienced recent improvement in the general economy, but general concerns from the recent, severe recession remain. Concerns include, but are not limited to the potential future increase of interest rates as well as the availability and cost of capital as the economy improves. Additionally, there is remaining uncertainty of whether the United States economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of periods of high unemployment, volatile energy costs, geopolitical issues, the United States mortgage market and a distressed real estate market that has not yet returned to pre-recession levels, which have contributed to increased market volatility and weakened business and consumer confidence. Additionally, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic upheaval have kept markets volatile. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2013 cash resources to be insufficient to meet our obligations.

Comparison of Cash Flows for the six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012
Operating activities	$6,324	$4,085
Investing activities	$2,021	$(2,556)
Financing activities	$(9,937)	$(1,475)

          Operating Activities. The increase in operating cash flows of approximately $2.2 million is primarily attributable to the increase in operating income (primarily due to our acquisition of the Preston Royal Shopping Center), exclusive of depreciation and amortization. This increase was partially offset by additional uses of working capital, primarily for payments of liabilities.

          Investing Activities. The increase in investing cash flows of $4.6 million is due to the proceeds we received from the sale of our 70% interest in our MacArthur Park assets to the MacArthur Park Joint Venture offset by cash used for the acquisition of our Fountain Oaks property.

          Financing Activities. The increase in cash used in financing activities of $8.5 million is primarily due to the payment of $34.5 million on our $75 Million Facility from the proceeds received from the MacArthur Park Joint Venture offset by borrowings of $27.8 million for the acquisition of our Fountain Oaks property as well as an increase in dividends paid of $1.8 million resulting from shares issued in our 2012 Offering.

Off-Balance Sheet Arrangements

          As of June 30, 2013, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 5 to the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 2 to the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

Contractual Obligations

          As of June 30, 2013, we had the following contractual debt obligations, in thousands (see also Note 8 to the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2013	2014	2015	2016	2017	2018	Thereafter	Total

$75 Million Facility(1)	$—	$—	$30,800	$—	$—	$—	$—	$30,800
Secured debt (2)	780	2,208	52,701	69,121	1,292	12,043	39,281	177,426
Interest (3)	5,485	8,989	7,206	2,943	2,105	1,891	3,596	32,215
Unused credit fee(4)	77	155	90	—	—	—	—	322
Non-cancelable operating lease payments	107	220	226	—	—	—	—	553
Total contractual obligations	$6,449	$11,572	$91,023	$72,064	$3,397	$13,934	$42,877	$241,316

(1)	Subsequent to June 30, 2013, we repaid all but $1.5 million outstanding under the $75 Million Facility with proceeds received from our 2013 Follow-on Offering.

(2)

Secured debt as shown above is $260 less than the total secured debt as reported in the accompanying consolidated balance sheet due to the premium recorded on above market debt assumed in conjunction with the assumption of certain of our property acquisitions.

(3)

Interest expense includes our interest obligations on our $75 Million Facility as well as all secured debt. The $75 Million Facility is a variable-rate debt instrument. The table above assumes the outstanding balance and interest rate as of June 30, 2013, remains unchanged through its term.

(4)

The unused credit fee represents a fee of 0.35% on the amount available under the $75 Million Facility that remains undrawn. The table above assumes the outstanding balance as of June 30, 2013, remains unchanged through its term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2013. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. MINE SAFETY DISCLOSURES.

          Not applicable.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS.

          The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT, Inc.
(registrant)

Date: August 8, 2013	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 8, 2013	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1.1

Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.1.2	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.3	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.4	Articles Supplementary, effective July 23, 2012 (included as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.5	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2013, and incorporated herein by reference).

3.1.6	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.1.2 to the Company’s Current Report on Form 8-K, filed on April 26, 2013, and incorporated herein by reference).

3.1.7	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.1.3 to the Company’s Current Report on Form 8-K, filed on April 26, 2013, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2010, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 (unaudited), and December 31, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the unaudited Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements (unaudited).