Form 10-Q
period 2013-09-30
AmREIT, Inc.
filed 2013-11-07
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013 we had 19,628,037 shares of common stock outstanding.

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

AmREIT	AmREIT, Inc., a Maryland corporation.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries. ARIC is a wholly-owned subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Core FFO

FFO in accordance with NAREIT’s definition, adjusted to exclude items that management believes do not reflect our ongoing operations, such as acquisition expenses, non-recurring asset write-offs and recoveries, expensed issuance costs and gains on the sale of real estate held for resale. Management believes that reporting Core FFO allows investors to better compare our period-over-period performance with the performance of similar REITs.

Core Markets	The affluent, high growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States.

Class A common stock

Shares of our Class A common stock, par value $0.01 per share. All of our shares of Class A common stock were changed into shares of Class B common stock as approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013 by means of our charter amendments filed with the State Department of Assessment and Taxation of Maryland on April 25, 2013.

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

NYSE	New York Stock Exchange.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended September 30, 2013.

Preston Royal East

The northeast corner of the Preston Royal Shopping center consisting of 107,914 square feet of GLA with 27 years remaining on a ground lease. We subsequently purchased the underlying land on July 17, 2013 for $15.4 million combining our ownership of both the shopping center buildings and improvements with the land.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$184,284	$147,460
Buildings	225,956	222,679
Tenant improvements	14,832	17,386
	425,072	387,525
Less accumulated depreciation and amortization	(35,724)	(39,820)
	389,348	347,705

Acquired lease intangibles, net	17,173	15,976
Investments in Advised Funds	16,159	7,953
Net real estate investments	422,680	371,634

Cash and cash equivalents	3,422	2,992
Tenant and accounts receivable, net	5,229	5,566
Accounts receivable - related party, net	1,045	821
Notes receivable, net	4,230	2,731
Notes receivable - related party, net	2,916	6,748
Deferred costs, net	3,330	3,696
Other assets	2,931	3,206
TOTAL ASSETS	$445,783	$397,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$200,271	$218,579
Accounts payable and other liabilities	10,667	9,593
Acquired below-market lease intangibles, net	8,127	3,507
TOTAL LIABILITIES	219,065	231,679

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 0 and 100,000,000 shares authorized as of September 30, 2013, and December 31, 2012, 0 and 11,657,563 shares issued and outstanding as of September 30, 2013, and December 31, 2012, respectively	—	117
Common stock, $0.01 par value, 1,000,000,000 and 900,000,000 shares authorized as of September 30, 2013, and December 31, 2012, 19,628,037 and 16,123,288 shares issued and outstanding as of September 30, 2013, and December 31, 2012, respectively	196	45
Capital in excess of par value	306,125	245,403
Accumulated distributions in excess of earnings	(79,603)	(79,850)
TOTAL STOCKHOLDERS’ EQUITY	226,718	165,715
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,783	$397,394

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$10,552	$9,020	$31,451	$26,826
Advisory services income - related party	1,069	957	2,784	2,973
Total revenues	11,621	9,977	34,235	29,799

Expenses:
General and administrative	2,161	1,773	6,191	4,836
Property expense	3,294	2,418	9,137	6,913
Legal and professional	290	223	796	669
Real estate commissions	150	129	254	268
Acquisition costs	171	—	297	—
Depreciation and amortization	2,897	2,210	8,922	6,545
Impairment recovery - notes receivable	—	(214)	—	(443)
Total expenses	8,963	6,539	25,597	18,788

Operating income	2,658	3,438	8,638	11,011

Other income (expense):
Gain on sale of real estate acquired for investment	—	—	7,696	—
Interest and other income	184	125	451	362
Interest and other income - related party	71	236	180	393
Loss from Advised Funds	(111)	(26)	(67)	(128)
State income tax expense	(14)	(16)	(29)	(21)
Interest expense	(2,335)	(2,763)	(7,095)	(7,992)

Income from continuing operations	453	994	9,774	3,625

Income from discontinued operations, net of taxes	13	29	69	101
Gain on sale of real estate acquired for resale, net of taxes	799	—	799	—
Income from discontinued operations	812	29	868	101

Net income	$1,265	$1,023	$10,642	$3,726

Net income per share of common stock - basic and diluted
Income before discontinued operations	$0.02	$0.07	$0.57	$0.28
Income from discontinued operations	0.04	—	0.05	0.01
Net income per share of common stock - basic and diluted	$0.06	$0.07	$0.62	$0.29

Weighted average shares of common stock used to compute net income per share, basic and diluted	18,356	14,051	16,528	12,294

Distributions per share of common stock	$0.20	$0.20	$0.60	$0.60

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2013
(in thousands)
(unaudited)

	Class A Common Stock	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total
Balance at December 31, 2012	$117	$45	$245,403	$(79,850)	$165,715
Net income	—	—	—	10,642	10,642
Deferred compensation	—	—	(948)	—	(948)
Issuance of shares of common stock for deferred compensation	—	—	948	—	948
Conversion of Class A common stock into Common Stock	(117)	117	—	—	—
Issuance of shares of common stock	—	34	62,928	—	62,962
Amortization of deferred compensation	—	—	918	—	918
Issuance costs	—	—	(3,124)	—	(3,124)
Distributions	—	—	—	(10,395)	(10,395)
Balance at September 30, 2013	$—	$196	$306,125	$(79,603)	$226,718

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,642	$3,726
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of real estate acquired for resale	1,828	—
Gain on sale of real estate acquired for resale	(799)	—
Gain on sale of real estate acquired for investment	(7,696)	—
Impairment recovery - notes receivable	—	(443)
Bad debt expense (recoveries)	(215)	92
Loss from Advised Funds	67	128
Cash receipts (income recognized) for related party fees	(24)	46
Depreciation and amortization	9,235	6,980
Amortization of deferred compensation	918	555
Decrease (increase) in tenant and accounts receivable	159	(82)
Increase in accounts receivable - related party	(907)	(1,801)
Decrease (increase) in other assets	100	(665)
Decrease in accounts payable and other liabilities	(106)	(657)
Net cash provided by operating activities	13,202	7,879

Cash flows from investing activities:
Improvements to real estate, including leasing costs	(3,152)	(3,161)
Net cash paid for acquisition of investment properties	(63,156)	—
Additions to furniture, fixtures and equipment	(31)	(17)
Notes receivable collections	148	1,115
Notes receivable advances	(1,483)	—
Investments in and advances to Advised Funds	(1,758)	(1,420)
Distributions and payments from Advised Funds	8,997	2,234
Proceeds from sale of investment property	32,861	—
Net cash used in investing activities	(27,574)	(1,249)

Cash flows from financing activities:
Proceeds from notes payable	65,550	25,600
Payments of notes payable	(100,182)	(65,170)
Payments for financing costs	(9)	(981)
Issuance of shares of Common Stock	62,962	58,146
Issuance costs	(3,124)	(4,996)
Retirement of shares of Common Stock	—	(66)
Common dividends paid	(10,395)	(7,889)
Net cash provided by financing activities	14,802	4,644

Net increase in cash and cash equivalents	430	11,274
Cash and cash equivalents, beginning of period	2,992	1,050
Cash and cash equivalents, end of period	$3,422	$12,324

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$6,976	$7,604
Taxes	$267	$251

Deferred compensation recorded upon issuance of restricted shares of common stock	$948	$5,299

Reclassification of tenant and accounts receivable to notes receivable	$205	$136

Reclassification of accounts receivable - related party to notes receivable - related party	$683	$1,392

Assumption of debt associated with the acquisition of operating properties	$23,000	$—

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

1. OUR BUSINESS AND OUR RECENT HISTORY

Our Business

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and national and local restaurants. Over our 29-year history, we have acquired, owned and operated retail properties in 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

          Our current investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively, our Core Markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our Core Markets. We expect targeted acquisitions will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

          As of September 30, 2013, our wholly-owned properties consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of September 30, 2013, our Advised Funds held all or a portion of ownership in 16 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of September 30, 2013, and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these financial statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of each subsidiary in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2013, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

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

Reclassifications

          Certain immaterial reclassifications have been made to our consolidated statements of operations for the three and nine months ended September 30, 2012 to conform to current period presentation. These items had no impact on previously reported net income, the consolidated balance sheet or consolidated statement cash flows. See also Note 5 for a discussion of our presentation of discontinued operations related to the sale of our single-tenant asset in Illinois.

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

Financial Instruments

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short term nature of the instruments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes and revolving line of credit approximate their carrying values. See Note 8 for further discussion of the fair value of our notes payable.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain of our leases provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and are equal to a percentage of sales above such targets. During the nine months ended September 30, 2013 and 2012, we recognized percentage rents of $202,000 and $134,000, respectively. Accrued rents and reimbursable expenses are included in tenant and accounts receivable, net.

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

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable. During the nine months ended September 30, 2013 and 2012, we capitalized interest and taxes of $20,000 and $0, respectively.

          Acquired Properties and Acquired Intangibles – We account for acquisitions of operating real estate properties as business acquisitions as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of each acquired property to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. See Note 4 for a further discussion of our significant acquisitions during the period.

          Depreciation – Depreciation is computed using the straight-line method over an estimated useful life, generally, 39 to 50 years for buildings, up to 20 years for site improvements and the term of the lease for tenant improvements. Leasehold estate properties, which are improved operating properties that we lease pursuant to a ground lease, are amortized over the life of the ground lease.

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the nine months ended September 30, 2013 or 2012.

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

          The table below summarizes the activity within our allowance for uncollectible accounts for tenant receivables (in thousands):

	Nine months ended September 30,
	2013	2012
Beginning balance	$1,134	$1,780
Additional reserves	287	380
Collections/reversals	(458)	(291)
Write-offs	(15)	(535)
Ending balance	$948	$1,334

Notes Receivable

          Included in notes receivable is a $4.0 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. The note bears interest at 12%, and it is collateralized by a tract of land that is contiguous to our Uptown Plaza Dallas property that we sold to the borrower and seller-financed in 2009. The note matured unpaid on December 31, 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. During 2011, we recorded an impairment recovery of $1.1 million to reflect payments received on this note, and we entered into a new agreement with the borrower and extended the note to June 30, 2014. In May 2012, the borrower made a $1.0 million payment, and we recorded an impairment recovery of $229,000. In May 2013, the borrower initiated a plan to refinance and develop the property, and we advanced an additional $1.5 million to the borrower after we determined that the value of the collateral was sufficient to cover the increased carrying value.

          Also included in notes receivable is $195,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of September 30, 2013, and December 31, 2012, we had an allowance for uncollectible notes receivable from tenants of $40,000 and $45,000, respectively. During the nine months ended September 30, 2013 and 2012, we recorded bad debt expense related to tenant notes receivable of $41,000 and $28,000, respectively.

Notes Receivable – Related Party

          Included in notes receivable – related party are loans made to certain of our affiliated Advised Funds related to the acquisition or development of properties, previously deferred asset management fees and administrative reimbursements. These loans bear interest at LIBOR plus a spread and are due upon demand. The notes are secured by the Advised Funds’ ownership interests in various unencumbered properties. Although we have received payments totaling approximately $5.4 million from the Advised Funds during the nine months ended September 30, 2013, we have agreed that we will not require MIG III or MIG IV to repay the remaining balance of the notes receivable – related party until a date subsequent to January 1, 2014 if requiring such repayment would prevent MIG III or MIG IV from executing their respective strategies or would present an unnecessary financial hardship and provided that delay in repayment would not present an unnecessary financial hardship to AmREIT. The following is a summary of the notes receivable due from related parties (in thousands):

	September 30, 2013			December 31, 2012
Related Party	Face Amount	Reserve (1)	Carrying Amount	Face Amount	Reserve (1)	Carrying Amount
MIG III (2)	$672	$(384)	$288	$3,729	$(373)	$3,356
MIG IV (3)	2,907	(279)	2,628	3,658	(266)	3,392
Total	$3,579	$(663)	$2,916	$7,387	$(639)	$6,748

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

(2)	On October 1, 2013, we received a payment of $650,000 from MIG III.
(3)	On October 1, 2013 we received a payment of $1,900,000 from MIG IV.

Subsequent Events

          We did not have any additional material subsequent events subsequent to September 30, 2013 and through the date of this filing that impacted our consolidated financial statements.

3. REAL ESTATE JOINT VENTURE AND DECONSOLIDATION OF MACARTHUR PARK

          On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for approximately $25.5 million and placed mortgage financing on the combined property of $43.9 million. The MacArthur Park Joint Venture fully repaid our existing mortgage loan secured by the MacArthur Park property of approximately $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received from the joint venture a cash distribution of approximately $35.2 million, which funds were used to repay borrowings under our $75 Million Facility. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after a lock-out period.

          Our 30% ownership interest does not qualify for consolidation under GAAP. Accordingly, we deconsolidated this property on March 26, 2013. Included on our consolidated balance sheet as of September 30, 2013 is our investment in the MacArthur Park Joint Venture of $8.5 million, which represents our historical basis in the MacArthur Park net assets plus post-closing cash contributions and distributions. Our December 31, 2012, consolidated balance sheet includes MacArthur Park real estate assets of approximately $43.2 million and notes payable of approximately $6.6 million. The table below details the significant assets and liabilities of MacArthur Park that were deconsolidated during the period as a result of this transaction:

Summary of assets contributed and deconsolidated	AmREIT (30%)	Goldman Sachs (70%)	Consolidated total
Real estate investments at cost	$15,162	$35,379	$50,541
Less accumulated depreciation and amortization	(2,689)	(6,275)	(8,964)
Net real estate investments	12,473	29,104	41,577
Acquired lease intangibles, net	377	880	1,257
Tenant and accounts receivable, net	64	150	214
Loan costs and other assets	149	348	497
Notes payable	(1,977)	(4,613)	(6,590)
Accounts payable and other liabilities	(302)	(704)	(1,006)
Net assets and liabilities contributed and deconsolidated	$10,784	$25,165	$35,949

          Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture, and we account for our ownership under the equity method since the date of the formation of the joint venture. See also Note 6 for discussion of our investments in Advised Funds and our investments accounted under the equity method. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations.

4. ACQUISITIONS

          We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Identifiable intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

          The table below details the total cash paid for our acquisitions as reported on our consolidated statements of cash flows and the corresponding values assigned to the assets and liabilities related to our acquisitions of Woodlake Square, Fountain Oaks, Loop 610 & Ella and the Preston Royal Village land.

	Woodlake Square	Fountain Oaks	610 & Ella, Preston Royal Village land	Consolidated Total
Assets
Land	$24,474	$10,253	$17,710	$52,437
Building	16,520	16,548	—	33,068
Tenant improvements	788	433	—	1,221
Acquired lease intangibles, net	3,859	2,212	—	6,071
Other assets	258	4	—	262
Liabilities	—
Notes payable	(23,000)	—	—	(23,000)
Accounts payable and other liabilities	(707)	(276)	(8)	(991)
Acquired below-market lease intangibles	(4,116)	(1,796)	—	(5,912)
Net cash paid for the acquisitions	$18,076	$27,378	$17,702	$63,156

Woodlake Square

          On September 18, 2013, we acquired the Woodlake Square shopping center from VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains approximately 161,000 square feet of gross leasable area and had an occupancy of 88.6% at the time of purchase. Its major tenants include Randalls, Walgreens and Jos. A. Bank.

          Prior to the closing of the acquisition, we managed Woodlake Square through ARIC and its joint venture with AEW Capital, which owned a 90% interest in the joint venture. MIG III and MIG IV (affiliates of ours) also owned a 3% and 6% interest in the joint venture, respectively. The purchase price was negotiated on an arms-length basis between the Company and AEW Capital. We funded the purchase price with cash on hand and escrow deposits of approximately $18.1 million, property first mortgage loan from PNC Bank in the amount of $23.0 million and assumption of approximately $449,000 in net liabilities and prorations (primarily accrued property taxes).

Fountain Oaks

          On June 25, 2013, we completed the acquisition of Fountain Oaks, an approximately 161,000 square foot Kroger anchored retail shopping center located in Atlanta, Georgia, for approximately $27.7 million exclusive of closing costs. The property was 88.7% leased on the closing date, and the acquisition was funded through a draw on our $75 million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

Loop 610 & Ella

          On April 4, 2013, we acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas for approximately $2.3 million. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. This acquisition was made through ARIC as it was acquired with the intent to resell it in the near-term. The acquisition was funded through borrowings under our $75 million Facility. To date, we have capitalized approximately $2.0 million in capital improvements, and the lease build-out was completed in October 2013. On September 12, 2013, we entered into an agreement to sell Loop 610 & Ella for $7.5 million. The agreement could be terminated by either party prior to expiration of a discovery period that expired on October 12, 2013 and is conditional upon completion of building construction and rent commencement. This asset did not meet the criteria to be reported as assets held for sale as of September 30, 2013. We expect this sale to close in the fourth quarter of 2013, and we anticipate a gain on sale of approximately $2.0 million.

Preston Royal Shopping Center

          On December 12, 2012, we purchased the Preston Royal Shopping Center, a retail shopping center containing approximately 230,000 square feet of GLA located in Dallas, Texas, for a purchase price of $66.2 million, exclusive of closing costs. At the time of the acquisition, the property was comprised of a fee simple interest in the portion of the shopping center located on the northwest corner portion (Preston Royal West) and a leasehold interest on the portion of the shopping center located on the northeast corner portion (Preston Royal East) which was subject to a ground lease with a remaining term of 27 years. Collectively, the property was 97.3% leased as of the closing date with major tenants including Tom Thumb, Barnes & Noble and Chico’s. The purchase price was funded through a combination of cash on hand, draws on our $75 Million Facility and $23.4 million in mortgage financing on the property. The results of operations of Preston Royal Shopping Center are included in our financial statements from the date of acquisition. Our financial results for the three and nine months ended September 30, 2013, include the results of the Preston Royal Shopping Center; however, our financial results for three and nine months ended September 30, 2012, do not contain any results from the Preston Royal Shopping Center as this period is prior to its acquisition.

          On July 17, 2013, we acquired the fee simple interest in the underlying land on the northeast corner of the shopping center in a separate transaction for $15.4 million which combined our ownership of the shopping center buildings and improvements with the underlying land. The acquisition of the underlying land was funded through cash on hand and borrowings under our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

          The tables below present our pro forma results of operations for the three and nine months ended September 30, 2013 and 2012, assuming that we acquired Woodlake Square, Fountain Oaks and the Preston Royal Shopping Center on January 1, 2012 (in thousands):

		Pro forma adjustments to historical results
Three months ended September 30, 2013	Historical results	Woodlake Square	Fountain Oaks	Pro forma results
Total revenues	$11,621	$685	$—	$12,306
Net income	$1,265	$210	$—	$1,475

		Pro forma adjustments to historical results
Three months ended September 30, 2012	Historical results	Woodlake Square	Fountain Oaks	Preston Royal Village	Pro forma results
Total revenues	$9,977	$702	$604	$1,655	$12,938
Net income	$1,023	$(21)	$(4)	$34	$1,032

		Pro forma adjustments to historical results
Nine months ended September 30, 2013	Historical results	Woodlake Square	Fountain Oaks	Pro forma results
Total revenues	$34,235	$2,528	$1,208	$37,971
Net income	$10,642	$272	$118	$11,032

		Pro forma adjustments to historical results
Nine months ended September 30, 2012	Historical results	Woodlake Square	Fountain Oaks	Preston Royal Village	Pro forma results
Total revenues	$29,799	$2,103	$1,812	$4,965	$38,679
Net income	$3,726	$124	$(138)	$(586)	$3,126

5. DISPOSITION ACTIVITY

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

          On August 12, 2013, we completed the sale of our single tenant asset in Illinois for approximately $1.9 million. We recorded a gain on sale of approximately $799,000 which is included in income from discontinued operations on our consolidated statement of operations for the three and nine months ended September 30, 2013.

          The following table is a summary of our discontinued operations for the three and nine months ended September 30, 2013, and 2012 (in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$28	$50	$115	$149
Total revenues	28	50	115	149
Expenses:
Property expense	11	11	23	22
Legal and professional	2	4	9	8
Depreciation and amortization	2	6	14	18
Total expenses	15	21	46	48
Operating income	13	29	69	101
Income from discontinued operations, net of tax	13	29	69	101
Gain on sale of real estate acquired for resale, net of taxes	799	—	799	—
Income from discontinued operations	812	29	868	101
Basic and diluted income from discontinued operations per share	$0.04	$—	$0.05	$0.01

6. INVESTMENTS IN ADVISED FUNDS

          As of September 30, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

          The table below details our investments in our Advised Funds as of September 30, 2013, and December 31, 2012 (dollars in thousands).

Investment	Ownership	September 30, 2013	December 31, 2012
High net worth investment funds:
MIG	2.4%	$168	$171
MIG II	2.6%	204	201
MIG III	2.1%	183	197
MIG IV	2.6%	177	177
Joint Ventures:
AmREIT MacArthur Park, LLC	30.0%	8,477	—
AmREIT SPF Shadow Creek, L.P.	10.0%	5,563	5,728
AmREIT Westheimer Gessner, L.P.	10.0%	1,387	1,364
AmREIT Woodlake, L.P.	1.0%	—	115
Total		$16,159	$7,953

High Net Worth Investment Funds

          Our four high net worth investment funds are limited partnerships for whom we (or a wholly-owned subsidiary) act as a general partner, subject to the right of the unrelated limited partners, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 2.6%. As sponsor, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been paid. Once the preferred return has been paid, the general partner begins sharing in the available cash flow at various promoted levels. Based on currently available information, we do not expect our Advised Funds to achieve their respective preferred returns prior to their dissolution and wind-up of operations. Our Advised Funds are designed to have a finite life with a specified liquidation commencement date, which may be extended depending upon approval from the majority of the limited partners. Once the liquidation commencement begins, we, as general partner, will begin to actively market all operating properties, complete all development and redevelopment projects and wind up operations in an orderly fashion, which may take months or years to complete.

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

          MIG III – MIGC III, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. We currently own a 1.1% limited partner interest in MIG III. MIG III entered its liquidation stage on October 31, 2012. During the liquidation stage, we cannot reinvest net proceeds from the sales of properties without limited partner approval. As we stabilize and sell the properties, we will either be presenting, to the extent available, additional investment opportunities to the limited partners or will be distributing to them the net proceeds received from the sales of the properties. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG IV – MIGC IV, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own a 1.6% limited partner interest in MIG IV. MIG IV is scheduled to enter its liquidation stage in November 2013; however, we may extend the liquidation commencement date, subject to approval by a majority of the limited partners. During the liquidation stage, we cannot reinvest net proceeds from the sales of properties without limited partner approval. As we stabilize and sell the properties, we will either be presenting, to the extent available, additional investment opportunities to the limited partners or will be distributing to them the net proceeds received from the sales of the properties. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

Joint Ventures

          AmREIT MacArthur Park LLC – On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs. We contributed our MacArthur Park property for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. See Note 4 for a further discussion of this transaction. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future, after a lock-out period. Upon closing this transaction, the MacArthur Park Joint Venture incurred acquisition costs of $547,000, of which $164,000 represents our 30% portion. Our portion of these costs has been included in loss from Advised Funds on our consolidated statements of operation for the nine months ended September 30, 2013. We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of September 30, 2013, differs from our proportionate share of the joint venture’s net assets by $2.7 million. This basis difference represents the difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over the expected holding period of the joint venture and include the amortization in income (loss) from Advised Funds on our consolidated statements of operations.

          AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, L.P., for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, L.P. was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. We now hold a 10% interest in the Woodlake Pointe Shopping Center. On September 30, 2013, AmREIT Westheimer Gessner, L.P sold a building and a portion of the land at the Woodlake Pointe Shopping Center. AmREIT Westheimer Gessner, L.P recorded a loss on sale of approximately $576,000. Our portion of which is approximately $58,000, which is included in income (loss) from Advised Funds on our consolidated statements of operations. ARIC received a distribution of $500,000 from the acquisition proceeds on October 1, 2013.

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

          VIF II/AmREIT Woodlake, L.P. – We previously held a 1% interest through ARIC in VIF II/AmREIT Woodlake, L.P., which owned, leased and managed Woodlake Square, a grocery-anchored shopping center located in Houston, Texas. Our 1% interest in Woodlake Square, also carried a promoted interest in profits and cash flows once an 11.65% return was met on the project. The remainder of the interests in the joint venture was owned by an unaffiliated institutional partner. On September 18, 2013, we completed the acquisition of the Woodlake Square shopping center from this joint venture. See Note 4 for a further discussion of this acquisition.

7. ACQUIRED LEASE INTANGIBLES

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

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of September 30, 2013, and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Acquired lease intangible assets:
In-place leases	$27,436	$27,821
In-place leases – accumulated amortization	(12,229)	(14,096)
Below-market ground lease	—	358
Above-market leases	3,950	3,774
Above-market leases – accumulated amortization	(1,984)	(1,881)
Acquired leases intangibles, net	$17,173	$15,976

Acquired lease intangible liabilities:
Below-market leases	$10,076	$6,286
Below-market leases – accumulated amortization	(1,949)	(2,779)
Acquired below-market lease intangibles, net	$8,127	$3,507

Income Statement Presentation

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Income statement presentation	Three months ended September 30,
		2013	2012
In-place leases	amortization expense	$827	$565
Above-market leases	reduction of rental income	$72	$24
Below-market leases	increase in rental income	$168	$72
Below-market ground lease	property expense	$288	$—

		Nine months ended September 30,
		2013	2012
In-place leases	amortization expense	$2,976	$1,631
Above-market leases	reduction of rental income	$282	$71
Below-market leases	increase in rental income	$595	$221
Below-market ground lease	property expense	$358	$—

8. FAIR VALUE MEASUREMENTS

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

          Our notes payable consist of both variable-rate and fixed-rate notes; however, our only variable rate debt at September 30, 2013, is the $75 Million Facility, which has an outstanding balance of $0 at September 30, 2013. We entered into the $75 Million Facility in August 2012 and therefore believe that the applicable margin represents the best estimate of fair value and, accordingly, its fair value is equal to its carrying value as of December 31, 2012. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable at September 30, 2013 and December 31, 2012 are $211.1 million and $196.1 million, respectively and are classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

9. NOTES PAYABLE

          Our outstanding debt as of September 30, 2013, and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Fixed-rate mortgage loans	$200,271	$185,079
$75 Million Facility	—	33,500
Total	$200,271	$218,579

$75 Million Facility

          As of September 30, 2013, the $75 Million Facility (our primary source of additional credit) had an outstanding balance of $0 with the full $75 million available for future borrowings for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments in the future. Our previous borrowings under the $75 Million Facility were repaid with net proceeds from our 2013 Follow-on Offering.

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

          As of September 30, 2013, the weighted average interest rate on our fixed-rate debt was 4.7% and the remaining average life on such debt was 4.3 years.

New Debt – Woodlake Square Mortgage

          On September 18, 2013, we entered into a secured $23.0 million mortgage loan with PNC Bank, National Association as the lender to fund a portion of the purchase price of Woodlake Square. The mortgage loan matures on October 1, 2023, bears interest at a rate of 4.30% per annum and requires monthly payments of interest only for the first eight years and monthly payments of interest and principal under a 30-year amortization with the final amount due at maturity. The note may be prepaid, subject to a prepayment penalty.

10. EARNINGS PER SHARE

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

          The following table provides a reconciliation of net income and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Continuing Operations
Income from continuing operations attributable to common stockholders	$453	$994	$9,774	$3,625
Less: Dividends attributable to unvested restricted stockholders	(112)	(88)	(333)	(178)
Basic and Diluted — Income from continuing operations	341	906	9,441	3,447

Discontinued Operations
Basic and Diluted — Income from discontinued operations	812	29	868	101
Net income attributable to common stockholders after allocation to participating securities	$1,153	$935	$10,309	$3,548

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	18,356	14,051	16,528	12,294

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.02	$0.07	$0.57	$0.28
Income from discontinued operations attributable to common stockholders	$0.04	$—	$0.05	$0.01
Net income attributable to common stockholders	$0.06	$0.07	$0.62	$0.29

(1)

Weighted average shares outstanding do not include unvested shares of restricted stock totaling 560 and 440 for the three months ended September 30, 2013, and 2012, respectively, and 555 and 297 for the nine months ended September 30, 2013 and 2012, respectively.

11. STOCKHOLDERS’ EQUITY

2013 Shelf Registration Statement

          On June 21, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 1, 2013. The 2013 Shelf Registration Statement allows us, from time to time, to offer and sell up to $350 million of our debt and/or equity securities over the three year period following its effectiveness. After completion of our 2013 Follow-on Offering as discussed below, we have approximately $287 million in our securities available for future issuance under our 2013 Shelf Registration Statement.

2013 Follow-on Offering

          On July 19, 2013, we completed the sale of 3,450,000 shares of our common stock in an underwritten public offering, including 450,000 shares of our common stock sold pursuant to exercise of an over-allotment option by the underwriters. The 2013 Follow-on Offering was completed pursuant to our 2013 Shelf Registration Statement at a price to the public of $18.25 per share. We received net proceeds of approximately $60.0 million after deducting the underwriters’ discounts and other offering expenses. The proceeds were used to repay borrowings under our $75 Million Facility and to fund the acquisition of Woodlake Square. See also Note 4 for a discussion of our acquisitions and Note 9 for repayment of portions of our debt.

Exchange of Class A Common Stock into Common Stock

          On April 25, 2013, we filed with the State Department of Assessments and Taxation of Maryland amendments to our charter that (i) changed each issued and unissued share of our Class A common stock into one share of our Class B common stock and (ii) changed the designation of the Class B common stock to “common stock.” Prior to the charter amendment, the rights of the Class A and Class B common stockholders were identical except that our Class B common stock was listed on the NYSE under the symbol “AMRE.” Accordingly, the rights of the Class A common stockholders did not change as a result of the charter amendments except that the shares of former Class A Common Stock were listed and are now tradable on the NYSE. The charter amendments setting forth the change of the shares of Class A common stock into shares of Class B common stock were approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013. The amendment approving the redesignation of the Class B common stock to common stock was approved by our board of directors and did not require stockholder approval.

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

Equity Incentive Plan

          Our 1999 Flexible Incentive Plan is designed so that we may attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares of our restricted common stock. All long-term compensation awards are designed to vest over a period of three to ten years and promote retention of our team. Effective July 23, 2012, we amended the 1999 Flexible Incentive Plan to provide that all future awards are in, or related to, shares of our Class B common stock, which is now redesignated as common stock as discussed above.

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

          The following table presents restricted stock activity during the nine months ended September 30, 2013 and 2012:

	2013		2012
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	542,517	$15.24	207,199	$17.86
Granted	54,750	17.33	376,970	13.91
Vested	(37,251)	16.25	(41,653)	16.28
End of period	560,016	$15.38	542,516	$15.24

          The total grant date fair value of shares vested during the nine months ended September 30, 2013 and 2012 was $605,000 and $678,000 respectively. Total compensation cost recognized related to restricted stock during the nine months ended September 30, 2013 and 2012, was $918,000 and $555,000, respectively. As of September 30, 2013, total unrecognized compensation cost related to restricted stock was $7.1 million, and the weighted average period over which we expect this cost to be recognized is 7.0 years.

12. RELATED PARTY TRANSACTIONS

          See Note 6 regarding investments in our Advised Funds and Note 2 regarding notes receivable – related party. The table below details our income and administrative cost reimbursements from the Advised Funds for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Real estate fee income(1)	$859	$738	$2,127	$2,330
Asset management fee income(2)	155	155	466	466
Construction management fee income(3)	55	64	191	177
Advisory services income - related party	$1,069	$957	$2,784	$2,973
Interest and other income - related party	$71	$236	$180	$393
Reimbursements of administrative costs	$223	$231	$626	$641

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

13. CONCENTRATIONS

          As of September 30, 2013, our Uptown Park, Preston Royal Northeast Corner, and Woodlake Square properties in Houston, Texas accounted for 14.0%, 10.0% and 10.0% of our consolidated total assets, respectively. No other individual property comprised 10% or more of our consolidated assets. Consistent with our strategy of investing in geographic areas that we know well, 21 of our properties are located in the Houston metropolitan area. These Houston properties represent 55.8% and 62.4% of our rental income for the nine months ended September 30, 2013 and 2012, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by our top ten tenants for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,			Nine months ended September 30,

	2013	2012		2013		2012
Kroger	$541	$529	(1)	$1,469	(1)	$1,587	(2)
Landry’s(3)	313	313		939		944
CVS/pharmacy	306	306		917		917
H-E-B	277	277		832		832
Publix	195	195		586		586
Bank of America	128	75		386		234
Barnes & Noble	122	46		381		132
Hard Rock Café	124	124		373		373
TGI Friday’s	118	115		355		340
Tom Thumb(4)	113	—		354		—
	$2,237	$1,980		$6,592		$5,945

(1)	Includes $131 related to our Kroger tenant at our MacArthur Park property which was contributed to the MacArthur Park Joint Venture. See Note 3.

(2)	Includes $392 related to our Kroger tenant at our MacArthur Park property which was contributed to the MacArthur Park Joint Venture. See Note 3.

(3)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmicks, Mortons and The Grotto.

(4)	Tom Thumb, a regional supermarket, is the anchor tenant at our Preston Royal West property, which was acquired in December 2012.

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

          Segment results for the three and nine months ended September 30, 2013 and 2012, are as follows (in thousands):

		Advisory Services
For the three months ended September 30, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$10,552	$—	$—	$10,552
Advisory services income - related party	—	914	155	1,069
Total revenue	10,552	914	155	11,621

General and administrative	768	1,353	40	2,161
Property expense	3,294	—	—	3,294
Legal and professional	270	19	1	290
Real estate commissions	19	131	—	150
Acquisition costs	171	—	—	171
Depreciation and amortization	2,897	—	—	2,897
Total expenses	7,419	1,503	41	8,963

Interest expense	(2,335)	—	—	(2,335)
Other income/(expense)	223	22	(115)	130
Income (loss) from continuing operations	$1,021	$(567)	$(1)	$453

		Advisory Services
For the three months ended September 30, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$9,020	$—	$—	$9,020
Advisory services income - related party	—	802	155	957
Total revenue	9,020	802	155	9,977

General and administrative	701	1,042	30	1,773
Property expense	2,418	—	—	2,418
Legal and professional	195	26	2	223
Real estate commissions	—	129	—	129
Depreciation and amortization	2,210	—	—	2,210
Impairment recovery - notes receivable	(214)	—	—	(214)
Total expenses	5,310	1,197	32	6,539

Interest expense	(2,763)	—	—	(2,763)
Other income/(expense)	345	—	(26)	319
Income (loss) from continuing operations	$1,292	$(395)	$97	$994

		Advisory Services
For the nine months ended September 30, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$31,451	$—	$—	$31,451
Advisory services income - related party	—	2,318	466	2,784
Total revenue	31,451	2,318	466	34,235

General and administrative	2,316	3,777	98	6,191
Property expense	9,137	—	—	9,137
Legal and professional	748	45	3	796
Real estate commissions	19	235	—	254
Acquisition costs	297	—	—	297
Depreciation and amortization	8,922	—	—	8,922
Total expenses	21,439	4,057	101	25,597

Interest expense	(7,095)	—	—	(7,095)
Other income/(expense)	8,389	24	(182)	8,231
Income (loss) from continuing operations	$11,306	$(1,715)	$183	$9,774

		Advisory Services
For the nine months ended September 30, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$26,826	$—	$—	$26,826
Advisory services income - related party	—	2,507	466	2,973
Total revenue	26,826	2,507	466	29,799

General and administrative	1,671	3,084	81	4,836
Property expense	6,913	—	—	6,913
Legal and professional	601	65	3	669
Real estate commissions	1	267	—	268
Depreciation and amortization	6,545	—	—	6,545
Impairment recovery - notes receivable	(443)	—	—	(443)
Total expenses	15,288	3,416	84	18,788

Interest expense	(7,992)	—	—	(7,992)
Other income/(expense)	731	2	(127)	606
Income (loss) from continuing operations	$4,277	$(907)	$255	$3,625

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          References to “AmREIT,” “we,” “us,” “our” and “the company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

          Certain information presented in this Quarterly Report constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, FFO, Core FFO and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions in general and within our specific submarkets, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, the timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date of this Quarterly Report, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

EXECUTIVE OVERVIEW

Our Company

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our existing markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 29-year history, we have acquired, owned and operated retail properties in 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

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

Our Portfolio and Recent Portfolio Activity

          As of September 30, 2013, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA, which were 94.2% occupied with a weighted average remaining lease term of 6.5 years. Our neighborhood and community shopping centers accounted for 91.6% of our GLA and 92.4% of our annualized base rent as of September 30, 2013. Our single-tenant retail properties comprised 8.4% of our GLA and 7.6% of our annualized base rent.

          Woodlake Square – On September 18, 2013, we acquired the Woodlake Square shopping center from VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains approximately 156,000 square feet of gross leasable area, and had an occupancy of 88.6% at the time of purchase. Its major tenants include Randalls, Walgreens and Jos. A. Bank. Prior to the closing of the acquisition, we managed Woodlake Square through ARIC and its joint venture with AEW Capital, which owned a 90% interest in the joint venture. MIG III and MIG IV (affiliates of ours) also owned a 3% and 6% interest in the joint venture, respectively. The purchase price was negotiated on an arms-length basis between the Company and AEW Capital. We funded the purchase price with cash on hand and escrow deposits of approximately $18.1 million, property first mortgage loan from PNC Bank in the amount of $23.0 million and assumption of approximately $449,000 in liabilities and prorations (primarily accrued property taxes).

          Fountain Oaks – On June 25, 2013, we completed the acquisition of Fountain Oaks, an approximately 161,000 square foot Kroger-anchored retail shopping center located in Atlanta, Georgia, for approximately $27.7 million exclusive of closing costs. The property was 88.7% leased on the closing date, and the acquisition was funded with borrowings under our $75 million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

          MacArthur Park Joint Venture - On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north, excluding a Target store, for approximately $25.5 million and placed mortgage financing on the combined property of $43.9 million. The MacArthur Park Joint Venture fully repaid our existing mortgage loan secured by the MacArthur Park property of approximately $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received from the joint venture a cash distribution of approximately $35.2 million which were used to repay borrowings under our $75 Million Facility. We will continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after a lock-out period.

          Our 30% ownership interest does not qualify for consolidation under GAAP. Accordingly, we deconsolidated this property on March 26, 2013 and account for our ownership under the equity method since the date of the formation of the joint venture. Additionally, we are precluded from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations. See also Notes 3 and 6 to the Notes to Consolidated Financial Statements.

          Loop 610 & Ella acquisition – We acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas on April 4, 2013 for approximately $2.3 million. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. This acquisition was made through ARIC as it was acquired with the intent to resell it in the near-term. The lease build-out was completed in October 2013. On September 12, 2013, we entered into an agreement to sell Loop 610 & Ella for $7.5 million. The agreement could be terminated by either party prior to expiration of a discovery period that expired on October 12, 2013 and is conditional upon completion of building construction and rent commencement. This asset did not meet the criteria to be reported as assets held for sale as of September 30, 2013. We expect this sale to close in the fourth quarter of 2013 and we anticipate a gain on sale of approximately $2.0 million.

          Preston Royal Shopping Center – On December 12, 2012, we purchased the Preston Royal Shopping Center, a retail shopping center containing approximately 230,000 square feet of GLA located in Dallas, Texas, for a purchase price of $66.2 million, exclusive of closing costs. At the time of the acquisition, the property was comprised of a fee simple interest in the portion of the shopping center located on the northwest corner portion (Preston Royal West) and a leasehold interest on the portion of the shopping center located on the northeast corner portion (Preston Royal East) which was subject to a ground lease with a remaining term of 27 years. Collectively, the property was 97.3% leased as of the closing date with major tenants including Tom Thumb, Barnes & Noble and Chico’s. The purchase price was funded through a combination of cash on hand, draws on our $75 Million Facility and $23.4 million in mortgage financing on the property. The results of operations of Preston Royal Shopping Center are included in our financial statements from the date of acquisition. Our financial results for the three and nine months ended September 30, 2013, include the results of the Preston Royal Shopping Center; however, our financial results for the three and nine months ended September 30, 2012, do not contain any results from the Preston Royal Shopping Center as this period is prior to its acquisition. See Note 4 to the Notes to Consolidated Financial Statements for the pro forma results of our acquisitions.

          On July 17, 2013, we acquired fee simple interest in the underlying land on the northeast corner of the shopping center in a separate transaction for $15.4 million which combined our ownership of the shopping center buildings and improvements with the underlying land. The acquisition of the underlying land was funded through cash on hand and borrowings under our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

          Disposition – On August 12, 2013 we completed the sale of our single tenant asset in Illinois for approximately $1.9 million. The results of operations and gain on sale are reported in discontinued operations for all periods presented.

Redevelopment Initiatives

          We evaluate our properties on an ongoing basis in order to identify opportunities to create value through redevelopment.  Our properties are generally single-story, retail properties surrounded by high density and affluence.  We believe that higher density development is economically viable and desirable in the near term on several of our properties.  We have identified two such properties in the Houston market – Uptown Park and The Courtyard on Post Oak, both of which are located in Uptown Houston, one of the most active commercial districts in the country.  Uptown Houston has a combination of office, residential and mixed-use development projects currently underway with a combined value of over $1 billion. Uptown Park is a low-density, single-story project located on 17 acres at the intersection of Post Oak and Loop 610.  The Courtyard on Post Oak is comprised of 13,600 square feet of single-story retail space on 69,000 square feet of land at the intersection of San Felipe and Post Oak.  Our desired structure on both of these opportunities will be to maintain ownership of the land and enter into a long term lease with a qualified, reputable co-developer of each of the sites.

          The first redevelopment site at Uptown Park is now occupied by one single-story building of 12,200 square feet housing only three tenants.  The building is situated on approximately 50,000 square feet of land.  We believe that the site is best suited for an expanded retail footprint with feathered parking and a for rent multi-family tower above. We anticipate executing a ground lease with an experienced luxury multi-family developer who will develop and own the multi-family improvements.  We will own the retail improvements in a condominium interest.  We estimate that our total capital investment will be between $10 and $15 million in the retail portion of the project, and we expect to have an agreement with a developer in the next several months with construction commencing in late 2014.  We have now categorized this property as ‘under redevelopment’ and have begun initiating the appropriate steps for lease terminations and/or relocations.

          The Courtyard on Post Oak is now occupied by two single-story buildings which total 13,600 square feet.  One building consists of 9,600 square feet which we have fully leased down, and we are working through the details of a lease termination option with the tenant in the remaining 4,000 square foot building.  We are currently addressing this opportunity with potential developers of multi-family, office and hospitality.  Similar to the Uptown Park opportunity, we anticipate executing a ground lease with a developer who will own the improvements above our retail which we would own in a condominium interest.  There is less certainty regarding the estimated timing and costs related to this opportunity.  We have also now categorized The Courtyard on Post Oak as ‘under redevelopment’ as we have begun leasing the property down in connection with the impending redevelopment.

          These redevelopment opportunities will likely have a negative impact on our operating results in the mid to longer term. However, we believe that they also present significant opportunities to generate outsized growth in the longer term and with reduced risk.

Our Advisory Services

          Advised Funds – As of September 30, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. We have formed, invested in and managed 20 advised funds over the past 28 years.

          As the sole owner of the general partner of each of the four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of September 30, 2013, our Advised Funds held all or a portion of the ownership interests in 16 properties with approximately 2.4 million square feet of GLA and an undepreciated book value of $504.8 million.

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

LEASING UPDATE

          The following table summarizes our leasing activity for comparable leases for the three and nine months ended September 30, 2013 and 2012.

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Expirations
Number of leases	8	14	39	31
GLA	12,365	50,690	90,445	116,523
New Leases(1)
Number of leases	3	2	9	4
GLA	4,942	5,999	16,819	11,412
Expiring annualized base rent per square foot	$29.46	$25.37	$26.08	$27.14
New annualized base rent per square foot	$33.80	$37.00	$32.52	$35.70
% Change (Cash)	14.7%	45.8%	24.7%	31.5%
Renewals(2)
Number of leases	5	11	29	24
GLA	3,166	34,511	70,263	93,031
Expiring annualized base rent per square foot	$29.85	$29.43	$24.69	$22.33
New annualized base rent per square foot	$31.51	$29.32	$26.47	$23.33
% Change (Cash)	5.6%	-0.4%	7.2%	4.5%
Combined
Number of leases	8	13	38	28
GLA	8,108	40,510	87,082	104,443
Expiring annualized base rent per square foot	$29.61	$28.83	$24.96	$22.86
New annualized base rent per square foot	$32.91	$30.46	$27.64	$24.68
% Change (Cash)	11.1%	5.6%	10.7%	8.0%

(1)	Represents new leases for a space that was not vacant for more than 12 consecutive months prior to lease signing.

(2)	Represents existing tenants that, upon expiration of their leases, enter into new leases for the same space.

RESULTS OF OPERATIONS

Recent Acquisitions and Disposition Activity

          Recent and planned acquisition and disposition activity may affect our future results of operations. During 2013, we completed acquisitions of Woodlake Square, Fountain Oaks and the underlying land at the Preston Royal Village shopping center and entered into a joint venture that may affect our future results of operations. See also “EXECUTIVE OVERVIEW - Our Portfolio and Recent Portfolio Activity” for additional discussion. We include the results of operations from our acquisitions from the date they are acquired forward, and our historical results of operations will not include any activity prior to their purchase. See also Note 4 to the Notes to Consolidated Financial Statements for the pro-forma effects of our completed acquisitions on our historical results. Our recently completed portfolio activity includes:

•	Woodlake Square – acquired September 18, 2013

•	Preston Royal East underlying land – acquired July 17, 2013

•	Fountain Oaks – acquired June 26, 2013

•	Preston Royal Shopping Center – acquired December 12, 2012

Same store properties

          Throughout this section, we have provided certain information on a “same store” property basis. Properties that we have designated as “same store” represent those properties that we wholly-owned and operated for the entirety of both periods being compared, except for properties for which significant redevelopment or expansion occurred during either of the periods. Accordingly, our recent acquisitions of Woodlake Square, Fountain Oaks and Preston Royal Shopping Center and our contribution of our MacArthur Park property to our MacArthur Park Joint Venture are reported as non-same store in our comparison of results of operations below. While there is some judgment surrounding changes in designation as a given property is redeveloped or expanded, we typically remove properties from the same store designation once significant redevelopment has commenced, which typically starts with leasing down or maintaining vacancies at the property in connection with the redevelopment. We typically move redevelopment properties and expansion properties into the same store designation once they have stabilized, which is typically when the growth expected from the redevelopment or expansion has been included in the comparable periods.

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

          Below are the results of operations for the three months ended September 30, 2013 and 2012 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly-owned from July 1, 2012 through September 30, 2013.

	Three months ended September 30,

	2013	2012	Change $	Change %
Same store properties (26 properties)
Rental income (1)	$4,310	$4,208	$102	2.4%
Recovery income (1)	1,395	1,240	155	12.5%
Percentage rent (1)	68	66	2	3.0%
Less:
Property expenses	1,479	1,294	(185)	(14.3)%
Same store net operating income	4,294	4,220	74	1.8%
Redevelopment properties (2 properties)
Rental income from operating leases	2,184	2,195	(11)	(0.5)%
Less:
Property expenses	741	721	20	2.8%
Redevelopment properties net operating income	1,443	1474	(31)	(2.1)%
Same store NOI, including redevelopment properties	5,737	5,694	43	0.8%
Non-same store properties (5 properties)
Rental income from operating leases	2,412	1,217	1,195	98.2%
Less:
Property expenses	909	403	(506)	(125.6)%
Non-same store net operating income	1,503	814	689	84.6%
Total net operating income(2)	7,240	6,508	732	11.2%

Other revenues (see further detail below):	1,507	1,412	95	6.7%

Less other expenses (see further detail below):	8,294	6,926	(1,368)	(19.8)%
Income from continuing operations	453	994	(541)	(54.4)%
Income from discontinued operations, net of taxes	812	29	783	*
Net income	$1,265	$1,023	$242	23.7%

Other data
FFO(3)	$4,824	$3,380	$1,444	42.7%
Core FFO(3)	$4,475	$3,742	$733	19.6%
Number of properties at end of period	32	29	n/a	n/a
Percent leased at end of period(4)	94.2%	96.8%	n/a	(2.7)%
Distributions per share	$0.20	$0.20	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income from operating leases from redevelopment and non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended September 30, 2013 and 2012, rental income from operating leases was $10,552 and $9,020, respectively.

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

(4)	Percent leased is calculated as (i) GLA under commenced leases as of September 30, 2013, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased on a same store basis for the three months ended September 30, 2013, as compared to the same period in 2012. The increase was due to an increase of $80,000 from increases in average rental rates and $22,000 due to increases in average occupancy.

•

Recovery income. Recovery income increased on a same store for the three months ended September 30, 2013, as compared the same period in 2012. This increase was primarily due to increased property tax assessments that were passed along to tenants (see increase in property expenses below); however, recovery income was lower than the increase in expense due to vacancies at those centers.

•

Property expenses. Property expenses increased on a same store basis for the three months ended September 30, 2013, as compared to the same period in 2012. This same store increase was primarily attributable to increased property tax assessments of approximately $134,000 and other general increases in general property expenses.

Redevelopment Properties – Property revenues and Property expenses

          Our rental income decreased and property expenses increased for our redevelopment properties due to the lease down of the property.

Non-same Store Properties – Property revenues and Property expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisitions of Woodlake Square and Fountain Oaks during 2013 and the Preston Royal Shopping Center in December 2012 partially offset by reductions in consolidated revenues and expenses for the three months ended September 30, 2013 after our sale of our MacArthur Park property to our MacArthur Park Joint Venture on March 26, 2013. The results of operations for Woodlake Square, Fountain Oaks and Preston Royal East and Preston Royal West have been recorded in our consolidated statements of operations from the date of acquisition forward and our share of revenue and expenses from our MacArthur Park property are no longer consolidated, but reported under the equity method and included in income (loss) from Advised Funds.

Other Revenues and income

          Overall, other revenues and income increased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Three months ended September 30,
	2013	2012	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$183	$94	$89	94.7%
Advisory services income - related party:
Real estate fee income - related party	859	738	121	16.4%
Asset management fee income - related party	155	155	—	—
Construction management fee income - related party	55	64	(9)	(14.1)%
Total advisory services income - related party	1,069	957	112	11.7%
Interest and other income	184	125	59	47.2%
Interest and other income - related party	71	236	(165)	(69.9)%
Total other revenues	$1,507	$1,412	$95	6.7%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased for the three months ended September 30, 2013, as compared to the same period in 2012 due to the acquisitions of Fountain Oaks and the Preston Royal Shopping Center in December 2012.

•

Real estate fee income – related party. Real estate fee income – related party increased for the three months ended September 30, 2013, as compared to the same period in 2012 primarily due to increased property management fees from our MacArthur Park Joint Venture.

•

Interest and other income – related party. Interest and other income – related party decreased for the three months ended September 30, 2013, as compared to same period in 2012. This decrease is due to additional interest income recorded during 2012 of $140,000 that represented recovery of interest income on a previously impaired note receivable from one of our Advised Funds.

Other Expenses

          Overall, other expenses increased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Three months ended September 30,
	2013	2012	Change $	Change %
Straight-line bad debt recovery(1)	$(114)	$—	$114	*
Write off of below market ground lease(1)	279	—	(279)	*
General and administrative	2,161	1,773	(388)	(21.9)%
Legal and professional	290	223	(67)	(30.0)%
Real estate commissions	150	129	(21)	(16.3)%
Acquisition costs	171	—	(171)	*
Depreciation and amortization	2,897	2,210	(687)	(31.1)%
Impairment recovery - notes receivable	—	(214)	(214)	(100.0)%
Loss from advised funds	111	26	(85)	*
State income tax expense (benefit)	14	16	2	12.5%
Interest expense	2,335	2,763	428	15.5%
	$8,294	$6,926	$(1,368)	(19.8)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recovery. We recognized recovery of $114,000 during the three months ended September 30, 2013 due to an improving tenant at one of our properties with no such comparable recovery in the prior period.

•

General and administrative. General and administrative expense increased for the three months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily attributable to (i) increased travel and marketing costs of approximately $70,000 since becoming a public company in August 2012, (ii) additional deferred compensation expense of approximately $30,000 associated with the 312,499 shares of restricted Class B common stock issued to management and our Board of Directors in connection with our 2012 Offering, (iii) changes in estimates of our 2013 performance compensation payment of approximately $30,000, and (iv) increases in salaries and additional personnel of approximately $167,000, including employee relocation costs.

•

Legal and professional. Legal and professional costs increased for the three months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily attributable to increased audit expense resulting from the anticipated requirement to have our external auditors opine on our internal controls over financial reporting for the 2013 audit.

•	Acquisition costs. Acquisition costs were $171,000 for the three months ended September 30, 2013, related to the acquisition of our Woodlake Square property with no acquisitions in the prior period.

•

Depreciation and amortization. Depreciation and amortization expense increased for the three months ended September 30, 2013 as compared to the same period in 2012. This increase was primarily attributable to the acquisition of Fountain Oaks and the Preston Royal Shopping Center.

•	Impairment recoveries. Impairment recoveries were $214,000 for the three months ended September 30, 2012, due to payments received on a note receivable that had previously been impaired.

•

Loss (income) from Advised Funds. Loss from Advised Funds increased for the three months ended September 30, 2013, as compared to the same period in 2012. The increase was primarily due to $58,000, representing our pro rata share, of the loss recorded by our joint venture partner, AmREIT Westheimer Gessner L.P, related to the sale of a single-tenant asset (see also Note 6 of the Notes to Consolidated Financial Statements) and increased losses (primarily increased depreciation) from our MacArthur Park Joint Venture, which was formed on March 26, 2013.

•

Interest expense. Interest expense decreased for the three months ended September 30, 2013, as compared to the same period in 2012. The decrease was primarily due to lower average debt balances resulting from the repayment of debt with proceeds received from our 2013 Follow-on Offering and our MacArthur Park Joint Venture’s assumption of $6.6 million of debt upon the sale of our MacArthur Park property to the joint venture in March 2013.

Income from discontinued operations

          Income from discontinued operations increased for the three months ended September 30, 2013, as compared to the same period in 2012 due to a gain of $799,000 on the sale of our non-core, single-tenant asset in Illinois. See also Note 6 of the Notes to Consolidated Financial Statements.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

          Below are the results of operations for the nine months ended September 30, 2013 and 2012 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly-owned from January 1, 2012 through September 30, 2013.

	Nine months ended September 30,
	2013	2012	Change $	Change %
Same store properties (26 properties)
Rental income (1)	$12,870	$12,668	$202	1.6%
Recovery income (1)	4,098	3,605	493	13.7%
Percentage rent (1)	58	100	(42)	(42.0)%
Less:
Property expenses	4,027	3,746	(281)	(7.5)%
Same store net operating income	12,999	12,627	372	2.9%
Redevelopment properties (2 properties)
Rental income from operating leases	6,577	6,559	18	0.3%
Less:
Property expenses	2,285	2,171	114	5.3%
Redevelopment properties net operating income	4,292	4,388	(96)	(2.2)%
Same store NOI, including redevelopment properties	17,291	17,015	276	1.6%
Non-same store properties (5 properties)
Rental income from operating leases	7,203	3,623	3,580	98.8%
Less:
Property expenses	2,710	1,093	(1,617)	(147.9)%
Non-same store net operating income	4,493	2,530	1,963	77.6%
Total net operating income(2)	21,784	19,545	2,239	11.5%

Other revenues (see further detail below):	11,756	3,999	7,757	*

Less other expenses (see further detail below):	23,766	19,919	(3,847)	(19.3)%
Income from Continuing Operations	9,774	3,625	6,149	*
Income from Discontinued Operations, net of taxes	868	101	767	*
Net Income	$10,642	$3,726	$6,916

Other data
FFO(3)	$12,960	$10,715	$2,245	21.0%
Core FFO(3)	$12,901	$11,077	$1,824	16.5%
Number of properties at end of period	32	29	n/a	n/a
Percent leased at end of period(4)	94.2%	96.8%	n/a	(2.7)%
Distributions per share	$0.60	$0.60	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income from operating leases from redevelopment and non-same store properties and amortization of straight-line rents and above/below market rents. For the nine months ended September 30, 2013 and 2012, rental income from operating leases was $31,451 and $26,826, respectively.

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

(4)	Percent leased is calculated as (i) GLA under commenced leases as of September 30, 2013, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income remained relatively constant on a same store basis for the nine months ended September 30, 2013 and 2012. The increase was due to an increase of $135,000 from increases in average rental rates and $67,000 due to increases in average occupancy.

•

Recovery income. Recovery income increased on a same store basis for the nine months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily due to increased property tax assessments.

•

Property expenses. Property expenses increased on a same store for the nine months ended September 30, 2013, as compared to the same period in 2012. This same store increase was primarily attributable to (i) increased property tax assessments of approximately $376,000 (ii) increased cleaning and porter expenses of approximately $90,000, and (iii) other general increases in property expenses, partially offset by recovery of bad debts of $256,000.

Redevelopment Properties – Property Revenues and Property Expenses

          Our rental income decreased and property expenses increased for our redevelopment properties due to the lease down of the property.

Non-same Store Properties – Property Revenues and Property Expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisitions of Woodlake Square and Fountain Oaks during 2013 and the Preston Royal Shopping Center in December 2012, partially offset by reductions in consolidated revenues and expenses after our sale of our MacArthur Park property to our MacArthur Park Joint Venture on March 26, 2013. The results of operations for Woodlake Square, Fountain Oaks and Preston Royal East and Preston Royal West have been recorded in our consolidated statements of operations from the date of acquisition forward and our share of revenue and expenses from our MacArthur Park property are no longer consolidated, but reported under the equity method and included in income (loss) from Advised Funds.

Other Revenues and income

          Overall, other revenues and income increased for the nine months ended September 30, 2013, as compared the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Nine months ended September 30,
	2013	2012	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$645	$271	$374	138.0%
Advisory services income - related party:
Real estate fee income - related party	2,127	2,330	(203)	(8.7)%
Asset management fee income - related party	466	466	—	—
Construction management fee income - related party	191	177	14	7.9%
Total advisory services income - related party	2,784	2,973	(189)	(6.4)%
Gain on sale of real estate acquired for investment	7,696	—	7,696	*
Interest and other income	451	362	89	24.6%
Interest and other income - related party	180	393	(213)	(54.2)%
Total other revenues	$11,756	$3,999	$7,757	*

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was due to the acquisitions of Fountain Oaks and the Preston Royal Shopping Center during December 2012.

•

Real estate fee income – related party. Real estate fee income – related party decreased for the nine months ended September 30, 2013, as compared to the same period in 2012. This decrease was due to disposition fees earned upon the sale of a land parcel during 2012 with no such similar sale activity during 2013. We also had a decrease in development fees resulting from the completion of development projects at two of our Advised Fund’s properties partially offset by an increase in property management fees resulting from new tenants at such redevelopment properties as well as from our management agreement with the recently formed MacArthur Park Joint Venture.

•

Gain on sale of interest in real estate assets. On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the joint venture for a 30% interest, and Goldman Sachs contributed cash for a 70% interest in the joint venture. See also Note 3 to the Notes to Consolidated Financial Statements. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us.

•

Interest and other income. Interest and other income increased for the nine months ended September 30, 2013, as compared to the same period in 2012. The increase is primarily due to additional interest income earned on 1) notes receivable, which had a higher average balances during 2013 and 2) higher average cash balances during 2013 due to our 2013 Follow-on Offering.

•

Interest and other income – related party. Interest and other income – related party decreased for the nine months ended September 30, 2013, as compared to same period in 2012. This decrease is due to additional interest income recorded during 2012 of $140,000 that represented recovery of interest income on a previously impaired note receivable from one of our Advised Funds.

Other Expenses

          Overall, other expenses increased for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Nine months ended September 30,
	2013	2012	Change $	Change %
Straight-line bad debt recoveries(1)	$(164)	$(97)	$67	69.1%
Write off of below market ground lease(1)	279	—	(279)	*
General and administrative	6,191	4,836	(1,355)	(28.0)%
Legal and professional	796	669	(127)	(19.0)%
Real estate commissions	254	268	14	5.2%
Acquisition costs	297	—	(297)	*
Depreciation and amortization	8,922	6,545	(2,377)	(36.3)%
Impairment recoveries	—	(443)	(443)	(100.0)%
Loss from advised funds	67	128	61	47.7%
State income tax expense (benefit)	29	21	(8)	(38.1)%
Interest expense	7,095	7,992	897	11.2%
	$23,766	$19,919	$(3,847)	(19.3)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries increased for the nine months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily attributable to recoveries of $114,000 related to an improving tenant at one of our properties during the third quarter of 2013.

•

General and administrative. General and administrative expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily attributable to (i) increased travel and marketing costs of approximately $120,000 since becoming a public company in August 2012, (ii) additional deferred compensation expense of approximately $362,000 associated with the 312,499 shares of restricted Class B common stock issued to management and our Board of Directors in connection with our 2012 Offering, (iii) changes in estimates of our 2013 performance compensation payment of approximately $210,000, and (iv) increases in salaries and additional personnel of approximately $376,000, including employee relocation costs.

•

Legal and professional. Legal and professional expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily attributable to increased audit expense resulting from the anticipated requirement to have our external auditors opine on our internal controls over financial reporting for the 2013 audit.

•	Acquisition costs. Acquisition costs were $297,000 for the nine months ended September 30, 2013, due to the acquisitions of our Woodlake Square and Fountain Oaks properties.

•

Depreciation and amortization. Depreciation and amortization expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily attributable to the acquisitions of Fountain Oaks and the Preston Royal Shopping Center.

•	Impairment recoveries. Impairment recoveries were $443,000 for the nine months ended September 30, 2012, due to payments received on a note receivable that had previously been impaired.

•

Loss from Advised Funds. Loss from Advised Funds decreased for the nine months ended September 30, 2013, as compared to the same period in 2012. The decrease was primarily due to increased income from our MacArthur Park Joint Venture during the second quarter of 2013, partially offset by a $58,000 loss, representing our proportionate share, of the loss recorded by our joint venture partner, AmREIT Westheimer Gessner L.P. related to the sale of a single-tenant asset (see also Note 6 of the Notes to Consolidated Financial Statements).

•

Interest expense. Interest expense decreased for the nine months ended September 30, 2013, as compared to the same period in 2012. The decrease was primarily due to lower average debt balances resulting from the repayment of $45.3 million of debt on August 1, 2012 with proceeds received from our 2012 Offering, additional payoffs of debt with proceeds from the sale of MacArthur Park and our 2013 Follow-on Offering.

Income from discontinued operations

          Income from discontinued operations increased for the nine months ended September 30, 2013, as compared to the same period in 2012 due to a gain of $799,000 on the sale of our non-core, single-tenant asset in Illinois. See also Note 6 of the Notes to Consolidated Financial Statements.

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

          Additionally, we consider Core FFO, which adjusts FFO for items that do not reflect ongoing operations, such as acquisition expenses, non-recurring asset write-offs and recoveries, expensed issuance costs and gains on the sale of real estate held for resale, to be a meaningful performance measurement. The computation of FFO in accordance with NAREIT’s definition includes certain items such as acquisition costs, issuance costs, non-recurring asset write-offs and recoveries and gains on sale of real estate held for resale that management believes are not indicative of our ongoing results and therefore affect the comparability of our period-over-period performance with the performances of similar REITs. Accordingly, management believes that it is helpful to investors to adjust FFO for such items. There can be no assurance that FFO or Core FFO presented by us is comparable to similarly titled measures of other REITs. FFO and Core FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

          The table below details our FFO and Core FFO reconciliation to net income as computed in accordance with GAAP for the periods presented (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$1,265	$1,023	$10,642	$3,726
Add:
Depreciation of real estate assets - from operations	2,872	2,186	8,882	6,505
Depreciation of real estate assets - discontinued operations	14	18	14	18
Depreciation of real estate assets for nonconsolidated affiliates	673	153	1,118	466
Less:
Gain on sale of real estate assets acquired for investment	—	—	(7,696)	—
FFO	4,824	3,380	12,960	10,715
Acquisition costs	171	—	297	—
Write-off of below market ground lease	279	—	279	—
Write off of deferred financing costs	—	362	—	362
Acquisition costs of nonconsolidated affiliates	—	—	164	—
Gain on sale of asset acquired for resale	(799)	—	(799)	—
Core FFO	$4,475	$3,742	$12,901	$11,077

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

          We believe that reporting NOI provides an operating perspective not immediately apparent from GAAP operating income, GAAP net income, FFO or Core FFO. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as a supplemental measure of our financial performance.

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$1,265	$1,023	$10,642	$3,726
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(183)	(94)	(645)	(271)
Advisory services income - related party	(1,069)	(957)	(2,784)	(2,973)
Gain on sale of real estate acquired for investment	—	—	(7,696)	—
Interest and other income	(184)	(125)	(451)	(362)
Interest and other income - related party	(71)	(236)	(180)	(393)
Straight-line rent bad debt recoveries(2)	(114)	—	(164)	(97)
Write off of below market ground lease(2)	279	—	279	—
General and administrative	2,161	1,773	6,191	4,836
Legal and professional	290	223	796	669
Real estate commissions	150	129	254	268
Acquisition costs	171	—	297	—
Depreciation and amortization	2,897	2,210	8,922	6,545
Impairment recovery - notes receivable	—	(214)	—	(443)
Loss from Advised Funds	111	26	67	128
State income tax expense (benefit)	14	16	29	21
Interest expense	2,335	2,763	7,095	7,992
Income from discontinued operations	(812)	(29)	(868)	(101)
Net operating income	$7,240	$6,508	$21,784	$19,545

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity are cash on hand as well as availability under our $75 Million Facility. As of September 30, 2013, we had $3.4 million of available cash on hand and the full amount of the $75 Million Facility is available for future borrowings for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments in the future. We have no significant debt maturities or principal repayments due within the next twelve months.

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

          We may utilize other forms of capital for funding our long-term liquidity requirements, including proceeds from secured mortgages and unsecured indebtedness, proceeds from equity issuances, cash generated from sales of property and the formation of joint ventures. On June 21, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 1, 2013. The 2013 Shelf Registration Statement allows us, from time to time, to offer and sell up to $350 million of our debt and/or equity securities over the next three years. After completion of our 2013 Follow-on Offering as discussed below, we have approximately $287 million in securities available for future issuance under our 2013 Shelf Registration Statement.

          On July 19, 2013, we completed an underwritten public offering of 3,450,000 shares of our common stock, including 450,000 shares of our common stock sold pursuant to the exercise of an over-allotment option by the underwriters. The 2013 Follow-on Offering was completed pursuant to our 2013 Shelf Registration Statement at a price to the public of $18.25 per share. We received net proceeds of approximately $60.0 million after deducting the underwriters’ discounts and other offering expenses. The proceeds were used to repay borrowings under our $75 Million Facility and to fund the acquisition of Woodlake Square.

          We believe our current cash flows from operations, future availability under our $75 Million Facility and our ability to issue additional debt or equity under our 2013 Shelf Registration Statement are sufficient to allow us to meet our liquidity needs for both the near and longer term, to continue operations, satisfy our contractual obligations and pay dividends to our stockholders.

          We intend to maintain a financially disciplined and conservative capital structure. As of September 30, 2013, all of our debt outstanding was fixed, long-term mortgage financing, and our ratio of total debt to gross book value of assets was approximately 40%. During the three months ended September 30, 2013, we repaid all of our variable debt outstanding under our $75 Million Facility with proceeds received from our 2013 Follow-on Offering. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our common stock, or other equity securities, in order to provide us with significant financial flexibility and to fund future growth.

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

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, FFO and prospects. The United States has experienced recent improvement in the general economy, but general concerns from the recent, severe recession remain as well as concerns over the recent government shutdown. Concerns include, but are not limited to the potential future increase of interest rates as well as the availability and cost of capital as the economy improves. Additionally, there is remaining uncertainty of whether the United States economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of periods of high unemployment, volatile energy costs, geopolitical issues, the United States mortgage market and a distressed real estate market that has not yet returned to pre-recession levels, which have contributed to increased market volatility and weakened business and consumer confidence. Additionally, the uncertainty surrounding the United States’ rapidly increasing national debt have kept markets volatile. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations.

Comparison of Cash Flows for the nine months ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012
Operating activities	$13,202	$7,879
Investing activities	$(27,574)	$(1,249)
Financing activities	$14,802	$4,644

Operating Activities. The increase in operating cash flows of $5.3 million is primarily attributable to:

•

an increase in net income exclusive of depreciation and amortization, deferred compensation and gains on sales of assets of approximately $1.0 million primarily due to our acquisitions of Fountain Oaks and the Preston Royal Shopping Center,

•	proceeds received from the sale of our single-tenant asset in Illinois of $1.8 million, which was purchased with the original intent to resell.
•	improved collections related to receivables of approximately $1.1 million,
•	improved timing of payments primarily related to accrued liabilities and payables of approximately $551,000, and
•	improved timing of payments primarily related to prepaid and other assets of approximately $765,000.

Investing Activities. The increase in investing cash outflows of $26.3 million is due to:

•	$18.1 million paid for the purchase of Woodlake Square,
•	$27.4 million paid for the purchase of Fountain Oaks,
•	$15.4 million paid for the purchase of the underlying land at the Preston Royal Village shopping center, and
•	increased payments and distributions from our Advised Funds of $6.7 million,

partially offset by:

•	$32.9 million received from the sale of our 70% interest in our MacArthur Park assets to the MacArthur Park Joint Venture.

Financing Activities. The increase in cash received from our financing activities of $10.2 million is primarily due to:

•	Additional cash proceeds of approximately $4.8 million from our 2013 Follow-on Offering compared to cash proceeds received from our 2012 Offering and,
•

Additional borrowings under our $75 Million Facility of approximately $40.0 million to fund the acquisitions of Fountain Oaks, Loop 610 & Ella and the underlying land at at the Preston Royal Village shopping center, partially offset by:

•	Additional repayment of debt of $35.0 million, and
•	Increased distributions of approximately $2.5 million related to additional shares of common stock sold in the 2013 Follow-on and 2012 Offerings.

Off-Balance Sheet Arrangements

          As of September 30, 2013, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 6 to the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 2 to the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

Contractual Obligations

          As of September 30, 2013, we had the following contractual debt obligations, in thousands (see also Note 9 to the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2013	2014	2015	2016	2017	2018	Thereafter	Total

$75 Million Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Secured debt (2)	393	2,208	52,701	69,121	1,292	12,043	62,281	200,039
Interest (3)	2,256	9,298	7,804	3,948	3,108	2,894	8,465	37,773
Unused credit fee(4)	66	263	153	—	—	—	—	482
Non-cancelable operating lease payments	54	220	226	—	—	—	—	500
Total contractual obligations	$2,769	$11,989	$60,884	$73,069	$4,400	$14,937	$70,746	$238,794

(1)	We have no amounts outstanding under our $75 Million Credit Facility at September 30, 2013.

(2)

Secured debt as shown above is $232 less than the total secured debt as reported in the accompanying consolidated balance sheet due to the premium recorded on above market debt assumed in conjunction with the assumption of certain of our property acquisitions.

(3)

Interest expense includes our interest obligations on our $75 Million Facility as well as all secured debt. The $75 Million Facility is a variable-rate debt instrument. The table above assumes the outstanding balance and interest rate as of September 30, 2013, remains unchanged through its term.

(4)

The unused credit fee represents a fee of 0.35% on the amount available under the $75 Million Facility that remains undrawn. The table above assumes the outstanding balance as of September 30, 2013, remains unchanged through its term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2013. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT, Inc.
(registrant)

Date: November 7, 2013	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 7, 2013	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1.1

Articles of Amendment and Restatement (included as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4, filed on September 9, 2009, and incorporated herein by reference).

3.1.2	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.3	Articles of Amendment, effective July 23, 2012 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.4	Articles Supplementary, effective July 23, 2012 (included as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2012, and incorporated herein by reference).

3.1.5	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2013, and incorporated herein by reference).

3.1.6	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.1.2 to the Company’s Current Report on Form 8-K, filed on April 26, 2013, and incorporated herein by reference).

3.1.7	Articles of Amendment, effective April 25, 2013 (included as Exhibit 3.1.3 to the Company’s Current Report on Form 8-K, filed on April 26, 2013, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 3, 2010, and incorporated herein by reference).

10.1	Purchase and Sale Agreement dated as of July 15, 2013 by and between AmREIT Realty Investment Corporation and VIF II/AmREIT Woodlake LP.*

10.2

Loan Agreement dated as of September 18, 2013 by and between AmREIT Woodlake Square, LP and PNC Bank, National Association (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 24, 2013, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herwith
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2013 (unaudited), and December 31, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the unaudited Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013, (iv) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements (unaudited).