Form 10-K
period 2013-12-31
AmREIT, Inc.
filed 2014-02-21
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35609

AmREIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8857707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000	77046
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 850-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock	New York Stock Exchange
$0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES ☐ NO ☒

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	YES ☐ NO ☒

Aggregate market value of common equity outstanding as of June 28, 2013	$312,883,236

The number of shares outstanding of each of the issuer’s classes of common stock and aggregate market value held by non-affiliates of the registrant as of February 20, 2014 are as follows:

Number of shares outstanding
Common Stock, $0.01 par value	19,628,037

AmREIT, Inc.

Annual report on Form 10-K
Fiscal year ended December 31, 2013

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed subsequently with the SEC into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Our disclosure and analysis in this Annual Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. This Annual Report also contains forward-looking statements obtained from third parties relating to market and industry data and forecasts; forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as the other forward-looking statements contained in this Annual Report. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and FFO, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

          Forward-looking statements that were true at the time made involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	risks and uncertainties related to the national and local economies, and the real estate industry in general and in our specific markets;

•	volatility in the capital markets;

•	rising interest and insurance rates;

•	competition from third-party owners and operators of retail real estate and our inability to obtain new tenants on favorable terms, or at all, upon the expiration of existing leases;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	legislative or regulatory changes, including changes to real estate, zoning and construction laws;

•	our possible failure to maintain our status as a real estate investment trust, or REIT, and the risk of changes in laws governing REITs;

•	our dependence upon key personnel and availability of qualified personnel;

•	availability of appropriate acquisition, development and redevelopment opportunities;

•	the financial condition and liquidity of, or disputes with, our joint venture and development partners;

•	potential liability for uninsured losses and environmental liabilities;

•	changes in U.S. generally accepted accounting principles;

•	leasing risks, including risks of tenant defaults and lower demand for retail space due to competition from online retailers; and;

•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

          For further discussion of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements, see the section entitled “Risk Factors.” Because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

DEFINITIONS

          As used in this Annual Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “AmREIT,” the “Company,” “we,” “us” and “our” refer to AmREIT, Inc., its predecessors and consolidated subsidiaries, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

2012 Offering

Our underwritten public offering in which we sold 4,153,226 shares of Common Stock. 3,650,000 shares were sold on August 1, 2013 under the offering and 503,226 shares were sold on August 24, 2013 pursuant to the exercise of an over-allotment option by the underwriters.

2013 Follow-on Offering

Our underwritten public offering in which we sold 3,450,000 shares of our common stock on July 19, 2013, including 450,000 shares of our common stock sold pursuant to the exercise of an over-allotment option by the underwriters.

2013 Shelf Registration Statement	Our Form S-3 registration statement for $350.0 million filed on June 21, 2013 and declared effective on July 1, 2013.

2014 Proxy Statement	Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

$25 Million Facility	Our $25 Million secured revolving credit facility as specified in our Credit Agreement with Amegy Mortgage Capital, dated December 23, 2009 and repaid in full on August 1, 2012.

$75 Million Facility	Our $75 Million unsecured revolving credit facility as specified in our Revolving Credit Agreement with PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated August 3, 2012.

ABR	Annualized base rent, which is calculated by multiplying (i) monthly base rent as of December 31, 2013, for leases that had commenced as of such date, by (ii) 12.

Advised Funds

Collectively, our varying minority ownership interests in four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with AEW Capital (which liquidated with the sale of its Woodlake Square property to AmREIT on September 18, 2013), one institutional joint venture with Goldman Sachs and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

AIGF	AmREIT Income and Growth Fund, Ltd.

AmREIT	AmREIT, Inc., a Maryland Corporation.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries. ARIC is a wholly-owned subsidiary of AmREIT.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2013.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Class A common stock	Shares of our Class A common stock, par value $0.01 per share, which were converted into shares of Common Stock on April 25, 2013.

Common Stock

Shares of our common stock, par value $0.01 per share, a class of common stock created in connection with our 2012 Offering, which, prior to April 25, 2013, was designated “Class B Common Stock.” Our Common Stock is listed on the NYSE under the symbol “AMRE.”

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

MacArthur Park Joint Venture

Our joint venture with Goldman Sachs in AmREIT MacArthur Park LLC whereby we contributed our MacArthur Park property for a 30% interest in AmREIT MacArthur Park, LLC, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store.

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

Preston Royal East

The northeast corner of the Preston Royal Shopping center consisting of 107,914 square feet of GLA with 27 years remaining on a the ground lease upon initial acquisition. We subsequently acquired the ownership of the underlying land on July 17, 2013, for $15.4 million combining our ownership of the shopping center improvements with the land.

Preston Royal Shopping Center

Collectively, a retail shopping center with approximately 230,000 square feet of GLA on the northwest and northeast corners of the intersection of Preston Road and Royal Lane in Dallas, Texas. The shopping center was 97.3% leased at acquisition, and its major tenants include Tom Thumb, Barnes & Noble and Spec’s. We purchased the properties for a total of $66.2 million on December 12, 2012.

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

TRS	Taxable REIT Subsidiary.

v

PART I

ITEM 1.	BUSINESS

BACKGROUND

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our Core Markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 29-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

Operating History

          From 1985 to 2000, AmREIT and its affiliates and predecessors acquired and developed mainly single-tenant retail properties across the United States, including in markets in California, Colorado, Georgia, Illinois, Kansas, Louisiana, Maryland, Minnesota, Missouri, New Mexico, New York, North Carolina, Oregon, Tennessee, Texas, Utah and Virginia. In 1995, we began investing in multi-tenant shopping centers, and in 2000, we refined our investment strategy to focus on total investor returns and value creation with less emphasis on current yield. We began to accumulate multi-tenant shopping centers in high barrier in-fill locations with strong demographics, taking advantage of population growth and increased affluence in Houston, Dallas, San Antonio and Austin as well as leveraging our expertise in Texas and our experienced property management team. Since 2000, we have recycled capital by selectively disposing of single-tenant retail properties located outside of our Core Markets and redeploying the proceeds into high-quality, multi-tenant shopping centers within our Core Markets. As of December 31, 2013, our single tenant properties comprised only 8.3% of our total GLA and 7.6% of our ABR.

          Over the past 29 years, AmREIT and its predecessors have sponsored, raised debt and equity capital for and managed 21 advised funds targeting third-party equity capital, 14 of which have since been fully liquidated. With respect to the remaining seven Advised Funds, as of December 31, 2013, we managed three institutional joint ventures and four high net worth investment funds, which owned an aggregate GLA of approximately 2.4 million square feet of retail shopping center space. Our institutional partners in the joint ventures are J.P. Morgan Investment Management and Goldman Sachs. Through our sponsorship, our Advised Funds have raised approximately $285 million of equity capital that has been invested in high-quality retail centers and mixed-use developments.

Our Recent Growth, Capitalization and Liquidity

          Emerging from the severe recession that occurred over the last several years, we have taken the following steps to simplify our capital structure, grow our business and increase our liquidity:

•

In August 2012, we completed the sale of 4,153,226 shares of our Class B common stock at an offering price of $14.00 per share (our 2012 Offering). We simultaneously listed our Class B Common Stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $52.7 million, a portion of which was used to repay $45.3 million of mortgage debt.

•

A one-for-one conversion of our Class A common stock into shares of Class B common stock was approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013. The conversion was executed on April 25, 2013, and the converted shares were listed and became tradable on the NYSE at that time. In connection with such conversion, we simultaneously changed the designation of the Class B common stock to “Common Stock” such that we now have a single class of common stock outstanding. Our Common Stock is listed on the NYSE.

•

On June 21, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 1, 2013 (our 2013 Shelf Registration Statement). On July 19, 2013, we completed the sale of 3,450,000 shares of our Common Stock, including 450,000 shares of our Common Stock sold pursuant to exercise of an over-allotment option by the underwriters at a price to the public of $18.25 per share (our 2013 Follow-on Offering). The proceeds were used to repay borrowings under our $75 Million Facility and to fund the acquisition of Woodlake Square, a Randall’s anchored neighborhood shopping center in Houston, Texas with approximately 157,000 square feet of GLA.

•

Our 2013 Shelf Registration Statement allows us, from time to time, to offer and sell up to $350 million of our debt and/or equity securities over the three-year period following its effectiveness. As of the date of this report, we have approximately $287 million in our securities available for future issuance under our 2013 Shelf Registration Statement.

OUR PORTFOLIO

          As of December 31, 2013, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA, which were 94.2% occupied and 94.8% leased with a weighted average remaining lease term of 6.5 years. Our neighborhood and community shopping centers accounted for 91.7% of our GLA and 92.4% of our ABR as of December 31, 2013. Our single-tenant retail properties comprised 8.3% of our GLA and 7.6% of our ABR. See also Item 2. “Our Properties” of this Annual Report.

OUR ADVISORY SERVICES

          Advised Funds – As of December 31, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with Goldman Sachs and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. In August 2012, AIGF, one of our former high net worth investment funds, sold its remaining real estate asset, and the fund has been liquidated. We have sponsored, raised debt and equity capital for and managed 21 advised funds over the past 29 years.

          As the sole owner of the general partner of each of the remaining four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of December 31, 2013, our Advised Funds held all or a portion of the ownership interests in 16 properties with approximately 2.4 million square feet of GLA and an undepreciated book value of $509 million.

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

OUR GROWTH STRATEGIES, RECENT ACQUISITIONS AND DISPOSITIONS

Increase Scale by Capitalizing on Acquisition Opportunities.

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively, our Core Markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our Core Markets. We believe that properties located in the most prominent retail districts of high barrier-to-entry markets will experience greater value appreciation, greater rental rate increases and higher and more stable occupancy rates than similar properties in less prominent locations of high barrier-to-entry markets or than properties located in low barrier-to-entry markets. Execution of our strategy is demonstrated by the following acquisitions:

•

On September 18, 2013, we acquired the Woodlake Square shopping center from VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains approximately 157,000 square feet of GLA and had an occupancy of 88.6% at the time of purchase. Its major tenants include Randalls, Walgreens and Jos. A. Bank.

Prior to our acquisition, Woodlake Square was owned by a joint venture between AEW Capital, which owned a 90% interest, and MIG III and MIG IV (two of our Advised Funds), which owned a 3% and 6% interest in the joint venture, respectively. We owned a 1% interest and managed the property for the joint venture. The purchase price was negotiated on an arms-length basis between the Company and AEW Capital. We funded the purchase price with cash on hand and escrow deposits of approximately $18.1 million (primarily funded by our 2013 Follow-on Offering), a first mortgage loan from PNC Bank in the amount of $23.0 million and assumption of approximately $449,000 in net liabilities and prorations (primarily accrued property taxes).

•

On June 25, 2013, we completed the acquisition of Fountain Oaks, a Kroger anchored retail shopping center located in Atlanta, Georgia with approximately 161,000 square feet of GLA for $27.7 million exclusive of closing costs. The property was 88.7% leased on the closing date, and the acquisition was funded through a draw on our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

•

On December 12, 2012, we completed the acquisition of Preston Royal Shopping Center, a retail shopping center, containing approximately 230,000 square feet of GLA, for a total of $66.9 million, including closing costs and prorations of approximately $800,000. We funded the purchase with borrowings under our $75 Million Facility, cash on hand and mortgage financing of $23.4 million. The property was originally built in 1956 and 1959 and is located on the northwest corner and northeast corner of the intersection of Preston Road and Royal Lane in Dallas, Texas. The northwest corner is comprised of a fee simple interest and is subject to mortgage financing. The northeast corner consisted of a leasehold interest with 27 years remaining on the ground lease at the time of purchase. On July 17, 2013, we acquired the ownership of the underlying land on the northeast corner for $15.4 million combining our ownership of the shopping center improvements with the land. The acquisition was funded through cash on hand and borrowings under our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering. Major tenants include Tom Thumb, Barnes & Noble and Spec’s. See also Note 3 of the Notes to Consolidated Financial Statements.

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

Expand Portfolio through Redevelopment and Expansion Opportunities at Our Properties.

          Our properties are generally single-story, retail properties located in markets characterized by high population density and affluence. We intend to capitalize on the in-fill locations of our properties with high barriers to entry by selectively redeveloping and expanding our existing properties where we believe we can generate attractive risk-adjusted returns. We believe that higher density development is economically viable and desirable in the near term on several of our properties. Our redevelopment and expansion initiatives also may include expanding or reconfiguring existing retail space, developing pad sites or creating mixed-use properties that augment our retail operations and generate revenue enhancing opportunities for such properties. We have identified two such properties in the Houston market – Uptown Park and The Courtyard on Post Oak, both of which are located in Uptown Houston, which we believe is one of the most active commercial districts in the country. Uptown Houston has a combination of office, residential and mixed-use development projects currently underway with a combined value of over $1 billion. Uptown Park is a low-density, single-story project located on 17 acres at the intersection of Post Oak and Loop 610. The Courtyard on Post Oak is comprised of 13,600 square feet of single-story retail space on 69,000 square feet of land at the intersection of San Felipe and Post Oak. If these properties are developed, we intend to develop them in partnership with a qualified developer that has a national reputation and in joint venture structures that allow us maintain ownership of the land and enter into a long-term lease with a qualified, reputable co-developer of each of the sites.

Uptown Park - The first redevelopment site at Uptown Park is now occupied by one single-story building with GLA of 12,200 square feet housing three tenants. The building is situated on approximately 50,000 square feet of land. We believe that the site is best suited for an expanded retail footprint with feathered parking and a for-rent multi-family tower above. We anticipate executing a ground lease with an experienced luxury multi-family developer that will develop and own the multi-family improvements. We will seek to own the retail improvements in a condominium interest. We estimate that our total capital investment will be between $10 and $15 million in the retail portion of the project, and we expect to have an agreement with a developer in the next several months with construction commencing in late 2014. We have categorized this property as ‘under redevelopment’ and are taking the appropriate steps for lease terminations and/or relocations.

The Courtyard on Post Oak - The Courtyard on Post Oak is now occupied by two single-story buildings with combined GLA of approximately 13,600 square feet. One building consists of 9,600 square feet which we have fully leased down, and we have negotiated a lease termination option with the tenant in the remaining 4,000 square foot building which will allow us to take control of the premises in January 2015. We are currently discussing this redevelopment opportunity with nationally-known multi-family, office and hospitality developers. Similar to the Uptown Park opportunity, we anticipate executing a ground lease with a developer and will seek to own the retail improvements in a condominium interest. There is less certainty regarding the estimated timing and costs related to this opportunity than with Uptown Park above. We have also categorized this property as ‘under redevelopment’ as we have been leasing the property down in connection with the impending redevelopment.

Fund Growth through Multiple Capital Sources and Recycling of Capital.

          In addition to continuing to access available capital from public and private markets, we intend to generate additional capital through selling selected properties that no longer meet our investment criteria and selectively redeploying capital into high-quality multi-tenant shopping centers with higher overall return prospects. We have executed the following capital recycling initiatives during 2013:

•

On April 4, 2013, ARIC acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas for $2.3 million. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. We subsequently sold the property on November 12, 2013, for $7.5 million, which resulted in a gain of $2.3 million. This gain is reflected in the gain on sale of real estate acquired for resale, net of taxes, on our consolidated statements of operations for the year ended December 31, 2013.

•

On August 12, 2013, we completed the sale of our single tenant asset in Illinois for $1.9 million. We recorded a gain on sale of $799,000 which is included in the gain on sale of real estate acquired for resale, net of taxes, on our consolidated statement of operations for the year ended December 31, 2013.

•

On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for $25.5 million and placed mortgage financing on the combined property of $43.9 million. The MacArthur Park Joint Venture fully defeased our existing mortgage loan secured by the MacArthur Park property of $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received from the joint venture a cash distribution of $35.2 million, which was used to repay borrowings under our $75 Million Facility. We recorded a gain of $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us. The gain is included in gain on sale of real estate acquired for investment on our consolidated statements of operations for the year ended December 31, 2013. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after expiration of a two-year lock-out period.

Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture, and we have accounted for our ownership under the equity method since the date of the formation of the joint venture. See also Notes 3 and 4 of the Notes to Consolidated Financial Statements for discussion of our investments in Advised Funds and our investments accounted under the equity method. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations.

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

EMPLOYEES

          As of December 31, 2013, we had a total of 44 employees comprised of 40 full-time employees and 4 part-time personnel.

FINANCIAL INFORMATION

          Additional financial information is included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

AVAILABLE INFORMATION

          We file annual, periodic, current reports and other information with the SEC. All filings that we make with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as we do. The website is address is http://www.sec.gov.

          Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website, www.amreit.com, free of charge as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. The filings can be found under the category “SEC Filings.” Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers and the charters of the committees of the Board of Directors. These items can be found on the Stockholder Relation’s page of our corporate website at www.amreit.com under the category “Corporate Governance.” Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report. If you wish to receive a copy of our Annual Report, as well as a copy of any exhibit specifically requested, we will mail these documents to you without charge. Requests should be sent to our Secretary, Chad C. Braun, at AmREIT, 8 Greenway Plaza, Suite 1000, Houston, Texas 77046.

ITEM 1A.	RISK FACTORS.

          Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flow, the market price of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of our Annual Report on Form 10-K.

Risks Related to Our Business and Properties

          Approximately 81% of our GLA and 88% of our ABR relate to properties that are located in Texas, with a concentration in the Houston, Dallas, San Antonio and Austin metropolitan statistical areas, or MSAs, and downturns in the Texas economy or the economies of these MSAs could materially and adversely affect us.

          Approximately 81% of our GLA and 88% of our ABR related to properties that are located in Texas, with a concentration in the Houston, Dallas, San Antonio and Austin MSAs. As a result of this geographic concentration, we are particularly susceptible to downturns in the Texas economy or any of these local economies or other adverse conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with government regulations or increased regulation). Our revenue is highly dependent upon our ability to attract financially stable retail tenants. A significant economic downturn in any of these local economies may adversely impact our ability to attract and retain financially stable tenants and could have an adverse impact on our tenants’ revenues and results of operations and their ability to meet their lease obligations to us. Likewise, we may be required to lower our rental rates or grant rent abatements and other types of concessions to attract or retain desirable tenants in such an environment. Any material change in market rental rates or regulatory, environmental or competitive conditions in these markets could have a disproportionate effect on our overall business results. In the event of negative economic or other trends in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be materially and adversely affected.

          We depend upon tenant leases for most of our revenue, and lease terminations and/or tenant defaults, particularly by one of our significant tenants, could materially and adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to make distributions to our stockholders.

          We depend primarily upon tenant leases for our revenue. Our ability to sustain our rental revenue depends on the financial stability of our tenants, any of whom may experience a change in its business at any time. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations, and cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy and abandon the leased property. Any of these actions could result in a significant reduction or total loss of the revenue from the affected leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property.

          If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

          The occurrence of any of the situations described above, particularly if it involves one of our significant tenants, could seriously harm our operating performance. As of December 31, 2013, our top five tenants, Kroger, Landry’s, CVS/pharmacy, H-E-B and Publix, accounted in the aggregate for approximately 20% of our total ABR. Any adverse development affecting any of these five tenants could materially and adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

          Our grocery-anchored and neighborhood and community retail properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

          Certain of our grocery-anchored and neighborhood and community retail properties are anchored by large, nationally recognized tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. If sales of our other tenants decrease, they may be unable to pay their minimum rents or expense recovery charges. In addition to these potential effects of a business downturn, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties. Finally, increased competition from online retailers could adversely affect the businesses of traditional retailers that currently occupy our shopping centers or that might lease space from us in the future. Any of the foregoing would adversely affect the value of the applicable retail property.

          In addition, co-tenancy provisions contained in many of our retail leases could adversely affect our business. These co-tenancy provisions may condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on any of the following: (i) the presence of a certain anchor tenant or tenants; (ii) the continued operation of an anchor tenant’s store; or (iii) minimum occupancy levels at the applicable retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to terminate its lease early or reduce its rent. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, most of the anchor leases at our properties do not contain “continuous operating covenants,” which require the tenant to maintain physical occupancy in addition to paying rent. The failure of an anchor tenant to maintain physical occupancy could result in decreased customer traffic at the applicable property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or the absence of continuous operating covenants in our retail leases result in lower revenue or tenant sales or tenants’ rights to terminate their leases early or to a reduction of their rent, our performance or the value of the applicable property could be adversely affected.

          Loss of, or a store closing by, an anchor or major tenant and the resulting potential adverse effects of co-tenancy provisions in our leases could significantly reduce our occupancy level or the rent we receive from our retail properties, and we may be unable to re-lease vacated space at attractive rents or at all. Moreover, in the event of a default by a major tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties. The occurrence of any of the situations described above, particularly if it involves an anchor tenant with leases in multiple locations, could seriously harm our performance.

          We may be unable to collect balances due from tenants that file for bankruptcy protection, which could adversely affect our financial condition, results of operations and cash flow.

          If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition, results of operations and cash flow.

          We face considerable competition in leasing our properties and may be unable to renew existing leases or re-lease retail space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-lease retail space, which may adversely affect our operating results.

          As of December 31, 2013, leases representing approximately 9.8% and 15.5% of our total ABR are scheduled to expire by the end of 2014 and 2015, respectively, assuming the exercise of all early termination rights. In addition, approximately 5.8% of the square footage of our properties was available for rent as of December 31, 2013. We compete with many other entities engaged in real estate investment and leasing activities, including national, regional and local owners, operators, acquirers and developers. If our competitors offer retail space at rental rates below current market rates or below the rental rates that we currently charge our tenants, we may lose potential tenants. Even if our tenants renew their leases or we are able to re-lease the space, the terms and other costs of renewal or re-leasing, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-lease space in a reasonable time, or if rental rates decline or tenant improvement costs, leasing commissions, or other costs increase, our business, financial condition and results of operations, our ability to make distributions to our stockholders, the trading price of our common stock and our ability to satisfy our debt service obligations could be materially and adversely affected.

          We are subject to risks associated with the real estate investments and the real estate industry, each of which could have an adverse impact on our results of operations and the value of our properties.

          Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Our results of operations, the value of our properties and our ability to make distributions to stockholders may be adversely impacted by such events and factors, including, but are not limited to, the following:

•	adverse changes in national, regional or local economic and demographic conditions such as the recent U.S. economic downturn;
•

vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options;

•	adverse changes in the financial condition of buyers, sellers and tenants of retail properties;
•	inability to collect rent from tenants;
•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional investment funds;
•	reductions in the level of demand for retail properties;
•	increases in the supply of retail space;
•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of retail properties, to obtain financing on favorable terms or at all;
•

increases in expenses, including, but not limited to, insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and restrictions on our ability to pass such expenses on to our tenants; and

•

changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

          In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Any of the above factors may adversely impact our results of operations, the value of our properties and our ability to make distributions to stockholders.

          Our continued growth will partially depend upon future acquisitions of properties, and we may be unsuccessful in identifying and consummating suitable acquisitions or taking advantage of other investment opportunities, which may impede our growth and negatively affect our cash available for distribution to stockholders.

          Our ability to expand through future acquisitions is integral to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We may not be successful in identifying and consummating future acquisitions or investments in retail properties that meet our investment criteria on satisfactory terms or at all. Failure to identify or consummate acquisitions could slow our growth. Our ability to acquire retail properties on favorable terms, or at all, may be adversely affected by the following significant factors:

•

competition from other real estate investors, including other publicly-traded REITs, private equity investors and institutional investment funds, many of whom have substantially more capital than we have and may be able to accept more risk than we can prudently manage;

•	competition from other potential acquirers, which could significantly increase the purchase prices for properties we seek to acquire;
•

even if we enter into agreements for the acquisition of properties, these agreements are subject to customary closing conditions, including the satisfactory results of our due diligence investigations; and

•	failure to obtain financing for an acquisition on favorable terms or at all.

          Moreover, we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete. Our failure to identify and consummate suitable acquisitions, to take advantage of other investment opportunities, or to integrate successfully any acquired retail property without substantial expense, delay or other operational or financial problems, would impede our growth and negatively affect our results of operations and cash available for distribution to our stockholders.

          Our future acquisitions may not yield the returns we expect.

          Our future acquisitions and our ongoing operation of the properties we acquire may expose us to the following risks, any of which could adversely affect our financial condition, results of operations, cash flow and the trading price of our common stock:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;
•	we may acquire properties that at the time of acquisition are not accretive to our earnings, and we may not successfully manage and lease those properties to meet our expectations;
•	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments on debt secured by such property;
•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

          Our investments in development and redevelopment projects may not yield anticipated returns, which could harm our operating results and reduce the amount of funds available for distributions.

          A key component of our growth strategy is capitalizing on property development and redevelopment opportunities, some of which may arise through strategic joint ventures. We are currently evaluating two such opportunities. To the extent that we engage in these development and redevelopment activities, we will be subject to the following risks normally associated with such projects:

•	we may be unable to obtain financing for these projects on favorable terms or at all;
•	we may abandon development or redevelopment opportunities after expending resources to determine feasibility;
•	we may not complete development or redevelopment projects on schedule or within budgeted amounts;
•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;
•

occupancy rates and rents may be lower than projected and may fluctuate depending upon a number of factors, including market and economic conditions, and may result in our investment not being profitable; and

•	start-up costs and necessary capital expenditures may be higher than anticipated.

          In addition, we may in the future develop retail properties in geographic markets where we do not currently have a significant presence and where we do not possess the same level of familiarity with local conditions, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance at such properties.

          If our investments in development and redevelopment projects do not yield anticipated returns for any reason, including those set forth above, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock could be adversely affected. Moreover, substantial renovation and development activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their time and attention from our other properties.

          Any investments in unimproved land may take significantly longer to yield income-producing returns, if at all, and may result in additional costs to us to comply with re-zoning restrictions or environmental regulations.

          We have in the past, and may in the future, invest in unimproved land, such as the purchase in April 2013 of the unimproved 1.26 acre site at Loop 610 & Ella Boulevard in Houston, Texas. Unimproved properties generally take longer to generate FFO as compared to the typical time required for redevelopment of a property that is already improved and generating rental income. Any development of unimproved real property may also expose us to the risks and uncertainties associated with re-zoning the land for a higher use or development and environmental concerns of governmental entities and/or community groups. Any unsuccessful investments or delays in realizing an income-producing return or increased costs to develop unimproved real property could restrict our ability to earn our targeted rate of return on an investment or adversely affect our ability to pay operating expenses, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

          We depend on key personnel whose continued service is not guaranteed and each of whom would be difficult to replace.

          Our continued success depends, to a significant extent, on the continued services of certain key personnel, including H. Kerr Taylor, our chairman, president and chief executive officer, Chad C. Braun, our executive vice president, chief financial officer, chief operating officer, treasurer and secretary, Tenel H. Tayar, our senior vice president and chief investment officer, Charles Scoville, our senior vice president and director of leasing/property management, and Brett Treadwell, our senior vice president – finance and chief accounting officer, each of whom would be difficult to replace. Among the reasons that they are important to our continued success is that each has significant experience in the real estate industry, with an average of 17 years of experience acquiring, financing, owning, leasing, managing, developing and redeveloping retail properties. Moreover, our senior management team, as it is currently constituted, has worked together for over nine years. Our ability to continue to acquire, manage, develop and redevelop and successfully integrate and operate retail properties, therefore, depends upon the significant relationships that our senior management team has developed over many years. Although we have entered into employment agreements with certain members of our senior management team, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our senior management team, or to attract and integrate suitable replacements should any member of the senior management team leave, is dependent upon the competitive nature of the employment market. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our financial condition, results of operations, cash flow and the trading price of our common stock.

          Adverse economic and geopolitical conditions could have a material adverse effect on our financial condition, results of operations and cash flow and the trading price of our common stock.

          Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, or in our geographic markets. Our financial condition, results of operations, cash flow and the trading price of our common stock may be adversely affected by the following circumstances, among others:

•

if credit markets and/or debt or equity capital markets contract, our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•	local or regional real estate market conditions may cause an oversupply of retail property or a general reduction in demand for retail property in one or more of our geographic markets;
•	reduced values of our properties may limit our ability to dispose of assets at attractive prices; and
•	changes in the supply of, or demand for, similar or competing retail property in our geographic markets could affect our ability to attract and maintain tenants.

          Any of the above factors may prevent us from realizing growth or maintaining the value of our properties. The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

          The illiquid nature of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

          Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. In addition, the Code imposes restrictions upon the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest.

          Accordingly, we cannot predict whether we will be able to sell any of our properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

          Our real estate assets may be subject to impairment charges.

          We continually monitor events and changes in circumstances that could indicate that the carrying value of our properties and related intangible assets in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When operating, economic, market or other factors indicate that the carrying value of our properties and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the property or asset and its eventual disposition. In the event that such expected undiscounted future cash flows are less than the carrying value, we adjust our properties and related intangible assets to the fair value and recognize an impairment loss. Projections of expected future cash flows require management to make assumptions to estimate future market rental income amounts subsequent to the expiration of current lease agreements, operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. These assumptions may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. We may be required to recognize asset impairment charges in the future, which could materially and adversely affect our results of operations and the trading price of our common stock.

          Our current and future investments and joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

          We have co-invested and anticipate that we will continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in and/or sharing responsibility for the management of a retail property, partnership, joint venture or other entity. As of December 31, 2013, we had an aggregate investment of approximately $15.7 million involving percentage equity interests ranging from 2.1% to 30% in four high net worth investment funds and three joint ventures. In the aggregate, these properties comprise 2.4 million square feet of GLA, 82,000 of which represents vacant space on a property that is under redevelopment. Investments and joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:

•

we do not have exclusive control over the development, redevelopment, leasing, management, financing and other aspects of the project, which may prevent us from taking actions that are opposed by our joint venture partners;

•	our ability to transfer our interest in a joint venture to a third party may be restricted;
•

our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction, development or redevelopment of a retail property or increase our financial commitment to the joint venture;

•

our three existing joint venture agreements have, and future joint venture agreements may contain, buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•

our joint venture partners may have business interests or goals with respect to the retail property that conflict with our business interests and goals which could increase the likelihood of disputes or impasses regarding the ownership, management or disposition of such property;

•

our joint venture partners may be in a position to take action contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•

our relationships with our joint venture partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at a premium to the market price to continue ownership;

•

we may, in certain circumstances, be liable for the actions of our joint venture partners, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even in circumstances where we do not control the joint venture;

•

disputes may develop with our joint venture partners over decisions affecting the retail property or the joint venture which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business and possibly disrupt the daily operations of such property; and

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

          If any of the foregoing were to occur, our financial condition, cash flow and results of operations could be adversely affected.

          Our expenses may remain constant or increase, even if income from our properties decreases, which could adversely affect our financial condition and results of operations.

          The costs associated with owning and operating a retail property, such as real estate taxes, insurance and maintenance costs, generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. If we are unable to decrease our operating costs when our revenue declines, our financial condition, results of operations and ability to make distributions to our stockholders may be adversely affected.

          Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

          We maintain comprehensive general liability, fire, flood, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. The geographic concentration of many of our properties in the Houston, Dallas, San Antonio and Austin MSAs potentially increases the risk of damage to such properties due to hurricanes and tornadoes. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from the property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. Furthermore, if our insurers contest or are unable to pay a claim, we may be unable to collect insurance proceeds. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry, which would expose us to an increased risk of loss. As a result, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be materially and adversely affected.

          Compliance with the Americans with Disabilities Act of 1990 and fire, safety and other regulations may require us to make unexpected expenditures that adversely affect our financial condition, results of operations and cash flows.

          Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature which could result in substantial capital expenditures. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of such properties, with respect to access thereto by disabled persons. We have not conducted a detailed audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other similar legislation, then we would be required to incur additional costs to bring such property into compliance, which could adversely affect our financial condition, results of operations and cash flow. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, which could materially and adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

          As the present or former owner or operator of real property, we could become subject to liability for environmental contamination or incur costs to comply with environmental laws, which may adversely affect our financial condition and results of operations.

          Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products at, on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred (i.e., the liability may be joint and several). In addition, third parties may sue the current or former owner or operator of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to redevelop, sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so.

          Some of our properties are adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. In addition, certain of our properties are currently used, have been used, and may be used in the future by others, including former owners or tenants of our properties, for commercial or industrial activities (such as gas stations and dry cleaners) that may release petroleum products or other hazardous or toxic substances at our properties or to surrounding properties.

          In addition, as the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

          We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our stockholders or that such costs or liabilities will not have a material adverse effect on our financial condition and results of operations.

          Our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or cost for remediation and may adversely impact our financial condition, results of operations and cash flow.

          When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs. Such costs and liabilities could have an adverse effect on our financial condition, results of operations and cash flow.

Risks Related to Our Financings

          We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or repay maturing obligations.

          In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. We expect to continue our practice of distributing 100% of our taxable income to avoid the payment of federal corporate income tax. Because of our distribution requirements, we generally lack sufficient operating cash flow to finance acquisition, development or redevelopment opportunities and to repay maturing obligations.

          We expect to rely upon external sources of capital, including debt and equity financing, to finance these future capital needs. If we are unable to obtain needed capital upon satisfactory terms or at all, we may not be able to make the investments needed to grow our business or to satisfy our obligations and commitments as they mature.

          Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be able to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis and acquire capital on favorable terms.

          Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay distributions at current levels or in amounts necessary to permit us to continue to qualify as a REIT and may expose us to the risk of default under our credit agreements.

          As of December 31, 2013, we had approximately $199.9 million of outstanding indebtedness, with approximately $52.7 million and $69.1 million maturing in 2015 and 2016, respectively. We also expect to incur additional debt in connection with future acquisitions of retail properties. Additionally, we do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness at maturity, and, therefore, we expect to repay our indebtedness through refinancings and proceeds from future offerings of equity and/or debt. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

•	our cash flows may be insufficient to meet our required principal and interest payments;
•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;
•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	because a portion of our debt is expected to bear interest at variable rates in the future, an increase in interest rates could materially increase our interest expense;
•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms if we are able to do so at all;
•	after debt service, the amount available for distributions to our stockholders will be reduced;
•	covenants in our loan documents restrict our ability to make distributions to our stockholders;
•	our leverage could place us at a competitive disadvantage compared to our competitors who have less debt;
•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;
•	we may default upon our obligations, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we may violate financial covenants, which would cause a default upon our obligations;
•

we may inadvertently violate non-financial restrictive covenants in our loan documents, such as covenants that require us to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate our debt obligations; and

•

our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in our default on other indebtedness or result in the foreclosures of other properties.

          The realization of any or all of these risks may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and to maintain our REIT qualification and the trading price of our common stock.

          Due to transfer restrictions under certain of our mortgage loan documents, we may be required to repay or refinance a portion of our mortgage indebtedness prior to its maturity date, which could have a material adverse effect on our financial condition and results of operations.

          Certain of our subsidiaries are borrowers under mortgage indebtedness, the terms of which prohibit certain direct or indirect transfers of ownership interests in the borrower subsidiary or any guarantor of the loan (a “Prohibited Transfer”), subject to certain exceptions that require notice to be provided to the lender. We have given the lenders full or partial guarantees with respect to such mortgage indebtedness. Under the terms of the mortgage loan documents, a lender could assert that a Prohibited Transfer includes the issuance of shares of common stock by us or the trading of our common stock on the NYSE.

          Subsequent to the creation or assumption of these mortgage loans, we have issued new shares of common stock, and shares of our common stock have been transferred by existing stockholders, without providing notice to the lenders under these loan agreements. We have provided notice to the lenders under these mortgage loans regarding the issuance of the shares of common stock offered hereby and the future trading of our common stock on the NYSE, pursuant to exceptions included in those mortgage loan documents. However, we can provide no assurance that the lenders will agree that such issuance and future transfers fit within the exceptions provided by the mortgage loan documents. To date, no lender or servicer has asserted that a Prohibited Transfer has occurred as a result of any prior issuance or transfer of shares. However, we can provide no assurance that, in the future, a mortgage lender or servicer would not seek to assert that a Prohibited Transfer has occurred and to accelerate the amounts due under the mortgage loan and demand immediate repayment. In such event, we believe that we have strong defenses to any such claims and would vigorously defend against any such action. Nonetheless, if a lender or servicer were to be successful in any such action, we could be required to immediately repay or refinance the amounts outstanding, or the lender may be able to foreclose on the property securing the loan or take other adverse actions. In addition, in certain cases a Prohibited Transfer could result in the loan becoming full recourse to us, as guarantor. We can provide no assurance that we would be able to repay or refinance one or more mortgage loans on favorable terms or at all if it were to be successfully accelerated by the lender(s) thereof, which could have a material adverse effect on our financial condition and results of operations. In addition, if a violation of a Prohibited Transfer provision were to occur that would permit our mortgage lenders to accelerate the indebtedness owed to them, it would result in an event of default under our revolving credit facility.

          Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

          As of December 31, 2013, our $199.9 million of mortgage debt was secured by 12 of our properties and we may incur additional mortgage debt in the future. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

          Increases in interest rates could increase our interest expense and may adversely affect our cash flows, our ability to service our indebtedness and our ability to make distributions to our stockholders.

          Our $75 Million Facility subjects us to the risk of variable interest rates in the future. Additionally, we may enter into debt instruments with variable interest rates in connection with future potential acquisitions of properties. In the event we borrow under our $75 Million Facility, increases in interest rates will increase our interest costs associated with this debt and any additional draws that we may make on our $75 Million Facility, which would reduce our cash flows and our ability to make distributions to our stockholders. In particular, banks may begin raising interest rates in response to the Federal Reserve’s tapering of its quantitative easing program. In addition, if we are required to repay or refinance existing debt during periods of higher interest rates, our interest costs and overall costs of capital will increase, or we may be forced to sell one or more of our properties at inopportune times in order to repay existing debt. As a result, increases in interest rates could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders.

          Covenants in our debt agreements could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock.

          Documents evidencing our existing indebtedness contain, and documents entered into in the future will likely contain, certain affirmative and restrictive covenants, including with respect to insurance coverage, our ability to incur additional indebtedness and maintaining certain coverage ratios. In particular, our revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;
•	restrict our ability to incur additional liens;
•	restrict our ability to make certain investments (including certain capital expenditures);
•	restrict our ability to merge with another company;
•	restrict our ability to sell or dispose of assets;
•	restrict our ability to make distributions to stockholders;
•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios; and
•

restrict certain changes in our executive management team unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure.

          These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, under our revolving credit facility, it will constitute an event of default if we default on any of our other indebtedness that equals or exceeds $1.0 million, including any indebtedness we have guaranteed.

          Failure to hedge effectively against interest rate changes may adversely affect our cash flows and results of operations.

          Periodically, we have sought to manage our exposure to interest rate volatility by entering into interest rate hedging arrangements such as interest cap agreements and interest rate swap agreements. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness which is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Additionally, these agreements involve the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Failure to hedge effectively against interest rate changes may materially adversely affect our cash flows and results of operations.

          Some of our financing arrangements involve balloon payment obligations, which may adversely affect our ability to make distributions.

          Some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Risks Related to Our Organization and Structure

          Our senior management team will continue to be involved in the management of our advised funds, which may interfere with their ability to devote time and attention to our business and affairs.

          We rely on our senior management team for the day-to-day operations of our business. However, our senior management team also manages our advised funds. As such, our senior management team has certain ongoing duties to the advised funds that could require a significant portion of their time and attention. Although we expect that our senior management team devote a substantial majority of their business time and attention to us, we cannot accurately predict the amount of time and attention that is required of our management team to perform such ongoing duties on behalf of the advised funds. To the extent that our senior management team is required to dedicate time and attention to the advised funds, their ability to devote a substantial majority of their business time and attention to our business and affairs may be limited and such limitation could adversely affect our operations.

          Our charter contains provisions that may delay, defer or prevent a change of control transaction, even if such a change of control may be in the interest of our stockholders, and as a result may depress the market price of our common stock.

          Our charter contains certain ownership limits and various other provisions that are intended, among other purposes, to preserve our qualification as a REIT, and, subject to certain exceptions, our charter authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt a person, prospectively or retroactively, from this and certain other ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•

discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•

result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

          Our board of directors, without stockholder approval, has the power under our charter (i) to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, (ii) to issue authorized but unissued shares of our common stock or preferred stock and (iii) to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

          Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

          Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter impose fair price or supermajority voting requirements on these combinations; and

•

“control share” provisions that provide that a holder of “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to his or her control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

          As permitted by the MGCL, we have elected, by resolution of our board of directors, to exempt from the business combination provisions of the MGCL, any business combination between us and any person and, pursuant to a provision in our Amended and Restated Bylaws, or our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt in to the control share provisions of the MGCL at any time in the future.

          Additionally, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently employ. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

          Our charter, our bylaws and Maryland law also contain other provisions, including the provisions of our charter on removal of directors and the advance notice provisions of our bylaws, that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

          Termination of the employment agreements with the members of our senior management team could be costly and prevent a change in control of our company.

          The employment agreements with the members of our senior management team each provide that if their employment with us terminates under certain circumstances (including upon a change in control of our company), we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.

          Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event that we take certain actions which are not in our stockholders’ best interests.

          Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner that he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under the MGCL, directors are presumed to have acted with this standard of care. As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

          Our charter and bylaws obligate us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. We also have entered into indemnification agreements with our directors and officers granting them express indemnification rights. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter, bylaws and indemnification agreements or that might exist for other public companies.

          Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our senior management and may prevent a change in control of our company that is in the best interests of our stockholders. Our charter provides that a director may only be removed for cause upon the affirmative vote of stockholders entitled to cast not less than two-thirds of all the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, and any director elected to fill a vacancy shall serve for the remainder of the full term of the directorship in which the vacancy occurred. These requirements make it more difficult to change our senior management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

          We may issue shares of preferred stock with a preference in distributions over shares of our common stock, and our ability to issue shares of preferred stock and additional shares of common stock may deter or prevent a sale of our shares of common stock in which you could profit.

          Our charter authorizes our board of directors to issue up to 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. In addition, our board of directors may classify or reclassify any unissued shares of common stock or shares of preferred stock into other classes or series of stock and may set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors may take these actions without stockholder approval. The terms of shares of preferred stock could include a preference in distributions over shares of our common stock. If we authorize and issue shares of preferred stock with a distribution preference over shares of our common stock, payment of any distribution preferences on outstanding shares of preferred stock would reduce the amount of funds available for the payment of distributions on shares of our common stock. Further, holders of shares of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of shares of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest; assumption of control by a holder of a large block of our shares; or removal of incumbent management, even though such an event might otherwise be in the best interests of our stockholders.

          Our board of directors may change our business, investment and financing strategies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

          Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. As the market evolves, we may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our properties or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy is changed, we may in the future become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. Furthermore, as the market evolves, our board may determine that retail properties do not offer the potential for attractive risk-adjusted returns for an investment strategy. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our strategies with regard to the foregoing could materially and adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Risks Related to Qualification and Operation as a REIT

          If we fail to qualify as a REIT, our operations and dividends to stockholders would be adversely impacted.

          We intend to continue to be organized and to operate so as to qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such if we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to stockholders when computing our taxable income;
•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;
•

we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost unless we were entitled to relief under certain statutory provisions;

•	our cash available for dividends to stockholders would be reduced; and
•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.

          We may need to incur additional borrowings to meet the REIT minimum distribution requirement and to avoid excise tax.

          In order to maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain and before application of the dividends paid deduction). To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay dividends to our stockholders in a manner that allows us to meet the 90% distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so.

          Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.

          To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

          In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities, securities of taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of taxable REIT subsidiaries and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, we may be required to liquidate otherwise attractive investments, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Thus, compliance with the REIT requirements may hinder our ability to acquire, and, in certain cases, maintain ownership of certain attractive investments.

          We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

          At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

          Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.

          The maximum federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally do not qualify for the preferential rates. Although the preferential rates applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

          Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

          The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through taxable REIT subsidiaries. This could increase the cost of our hedging activities because any taxable REIT subsidiary that we may form would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in taxable REIT subsidiaries will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiaries.

          To the extent that our distributions represent a return of capital for tax purposes, you could recognize an increased capital gain upon a subsequent sale of your common stock.

          Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a U.S. stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in its common stock but instead will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its common stock. If distributions result in a reduction of a stockholder’s adjusted basis in such holder’s common stock, subsequent sales of such holder’s common stock potentially will result in recognition of an increased capital gain or reduced capital loss due to the reduction in such adjusted basis.

          We may in the future choose to pay dividends in the form of our stock instead of cash, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.

          We may, in the future, distribute taxable dividends that are payable in cash and stock at the election of each stockholder or distribute other forms of taxable stock dividends. Taxable stockholders receiving such dividends or other forms of taxable stock dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, in the case of certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including with respect to all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders decide to sell their shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

          Even if we qualify as a REIT, we may be subject to other tax liabilities that reduce our cash flows.

          Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on net income from certain “prohibited transactions,” tax on income from certain activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Also, our subsidiaries that are taxable REIT subsidiaries will be subject to regular corporate federal, state and local taxes. To the extent that we conduct operations outside of the United States, our operations would subject us to applicable foreign taxes as well. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

Risks Related to Ownership of Our Stock

          There can be no assurance that we will be able to pay or maintain cash dividends or that dividends will increase over time.

          Distributions will be authorized and determined by our board of directors in its sole and absolute discretion from time to time and will depend upon a number of factors, including:

•	cash available for distribution;
•	our results of operations;
•	our financial condition, especially in relation to our anticipated future capital needs of our properties;
•	the level of reserves we establish for future capital expenditures;
•	the distribution requirements for REITs under the Code;
•	the level of distributions paid by comparable listed REITs;
•	customary loan covenants on certain of our debt agreements;
•	our operating expenses; and
•	other factors that our board of directors deems relevant.

          We intend to continue to declare and pay regular distributions to our stockholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. Any change in our distribution policy could have a material adverse effect on the market price of our common stock.

          Future offerings of debt, which would be senior to shares of our common stock upon liquidation, and/or preferred equity securities that may be senior to shares of our common stock for purposes of dividends or other distributions or upon liquidation, may adversely affect the market price of our common stock.

          In the future, we may attempt to increase our capital resources by making offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend upon market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of common stock and diluting their common stock holdings in us.

          An increase in market interest rates may have an adverse effect on the market price of our common stock.

          One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution rate on our common stock or seek securities paying higher distributions or interest. The market price of our common stock likely will be based primarily upon the earnings that we derive from rental income at our properties and our distributions to stockholders and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher yield on our common stock as market rates on interest-bearing securities, such as bonds, rise. Rising interest rates would also result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions to our stockholders.

          Future sales or issuances of our common stock may cause the market price of our common stock to decline.

          The sale of substantial amounts of our Common Stock, whether directly by us or in the secondary market, the perception that such sales could occur or the availability for future sale of common stock or securities convertible into or exchangeable or exercisable for our common stock could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. As of December 31, 2013, we had outstanding 19,628,037 shares of our Common Stock. In addition, we are not restricted from issuing additional shares of our common stock or preferred stock and may issue common stock or other equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business plan, to adjust our ratio of debt to equity, or for other reasons. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur.

          The market price of our common stock may fluctuate significantly.

          The market price of our common stock may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;
•	changes in our earnings or funds from operations estimates or those of analysts and any failure to meet those estimates;

•	changes in our dividend policy;
•	publication of research reports about us or the real estate industry generally;
•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;
•	changes in market valuations of similar companies;
•

adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance that debt and the terms thereof or our plans to incur additional debt in the future;

•	additions or departures of key management personnel, including our ability to find qualified replacements;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors included in this Annual Report; and
•	general market and economic conditions.

          Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock to decline, regardless of our financial performance, condition and prospects. It is impossible to provide any assurance that the market price of our common stock will not decline in the future, and it may be difficult for our stockholders to resell their shares in the amount or at prices or times that they find attractive, or at all. Additionally, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

          None.

ITEM 2.	PROPERTIES.

OUR PROPERTIES

          As of December 31, 2013, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA, which were approximately 94.2% occupied and 94.8% leased with a weighted average remaining lease term of 6.5 years.

          Our properties are located in metropolitan areas with compelling real estate markets given their favorable demographics, job growth and large and diverse economies. All of our Texas properties are located in the Houston, Dallas, San Antonio and Austin markets with Houston and Dallas representing our two largest markets and comprising an aggregate of approximately 80.8% of our ABR as of December 31, 2013. We also added multi-tenant properties in Houston and Atlanta during 2013 and two multi-tenant properties in Dallas during 2012 that met our investment criteria.

The following table provides an overview of our properties as of December 31, 2013.

Property	Property Location		Year Built / Renovated	GLA	Percent Occupied(1)	Percent Leased(2)	ABR(3)	ABR per Leased Square Foot(4)	Average Net Effective ABR per Leased Square Foot(5)	Key Tenants
Neighborhood and Community Shopping Centers

Uptown Park	Houston,	TX	1999/2005	169,112	92.2%	92.2%	$5,645,573	$36.19	$35.64	The Tasting Room, McCormick & Schmicks (owned by Landry’s)
Plaza in the Park	Houston,	TX	1999/2009	144,054	98.6%	100.0%	2,825,066	19.89	19.81	Kroger
Preston Royal East	Dallas,	TX	1956	107,914	93.4%	93.4%	2,615,087	25.95	26.85	Bank of America, Starbucks, FedEx Office
Preston Royal West	Dallas,	TX	1959	122,564	99.0%	99.0%	2,492,303	20.54	22.57	Tom Thumb, Barnes & Noble, Spec’s
Woodlake Square	Houston,	TX	1970/2011	156,888	92.9%	97.3%	2,479,969	17.02	17.31	Randalls, Walgreens, Jos. A. Bank, Five Guys
Fountain Oaks	Atlanta,	GA	1988	160,598	78.6%	78.6%	1,669,090	13.23	15.45	Kroger
Southbank	San Antonio,	TX	1995	46,673	100.0%	100.0%	1,780,793	38.15	38.35	Hard Rock Café
The Market at Lake Houston	Houston,	TX	2000	101,799	100.0%	100.0%	1,623,821	15.95	16.00	H-E-B, Five Guys
Uptown Plaza - Dallas	Dallas,	TX	2006	33,840	93.4%	93.4%	1,317,683	41.69	44.06	Morton’s (owned by Landry’s), Wells Fargo
Alpharetta Commons	Atlanta,	GA	1997	94,544	98.7%	98.7%	1,341,315	14.37	14.49	Publix
Cinco Ranch	Houston,	TX	2001	97,297	100.0%	100.0%	1,326,296	13.63	13.68	Kroger
Uptown Plaza - Houston	Houston,	TX	2002	28,000	100.0%	100.0%	1,315,746	46.99	46.10	CVS/pharmacy, The Grotto (owned by Landry’s)
Bakery Square	Houston,	TX	1996	34,614	97.0%	97.0%	952,886	28.39	29.62	Walgreens, Boston Market
Brookwood Village	Atlanta,	GA	1941/2000	28,774	90.0%	90.0%	655,649	25.30	26.27	CVS/pharmacy, Subway
The Courtyard on Post Oak	Houston,	TX	1994	13,597	29.5%	29.5%	260,845	65.00	61.41	Verizon
Woodlands Plaza	Houston,	TX	1997/2003	19,517	100.0%	100.0%	464,431	23.80	28.98	FedEx Office, Freebirds World Burrito
Terrace Shops	Houston,	TX	2000	16,395	89.5%	89.5%	441,182	30.08	30.95	Starbucks
Sugarland Plaza	Houston,	TX	1998/2001	16,750	100.0%	100.0%	408,188	24.37	23.45	Memorial Hermann
500 Lamar	Austin,	TX	1998	12,795	87.0%	87.0%	363,033	32.61	37.68	Title Nine Sports
Neighborhood and Community Shopping Centers Subtotal/Weighted Average				1,405,725	93.6%	94.3%	$29,978,956	$22.78	$23.42
Single Tenant (Ground Leases)(6)				70,105	100.0%	100.0%	$1,402,345	$20.00	$20.34
Single Tenant (Fee Simple) (7)				57,583	100.0%	100.0%	$1,059,714	$18.40	$18.89
Portfolio Total/Weighted Average				1,533,413	94.2%	94.8%	$32,441,015	$22.47	$23.09

(1)	Percent occupied is calculated as (i) GLA under commenced leases as of December 31, 2013, divided by (ii) total GLA, expressed as a percentage.
(2)	Percent leased is calculated as (i) GLA under signed leases as of December 31, 2013, divided by (ii) total GLA, expressed as a percentage.
(3)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2013, for leases that had commenced as of such date, by (ii) 12.
(4)	ABR per leased square foot is calculated by dividing (i) ABR, by (ii) GLA under commenced leases as of December 31, 2013.
(5)

Average net effective ABR per leased square foot represents (i) the contractual base rent for commenced leases as of December 31, 2013, calculated on a straight line basis to amortize free rent periods, abatements and contractual rent increases, but without subtracting tenant improvement allowances and leasing commissions, divided by (ii) GLA under commenced leases as of December 31, 2013. Our leases do not contain material tenant concessions or rent abatements.

(6)

For single-tenant ground leases, we own and lease the land to the tenant. The tenant owns the building during the term of the lease and is responsible for all expenses relating to the property. Upon expiration or termination of the lease, ownership of the building will revert to us as owner of the land. The weighted average remaining term of our ground leases is 7.0 years.

(7)

For single-tenant fee simple properties, we own the land and the building, and the tenant is responsible for all expenses relating to the property. The weighted average remaining term of our fee simple leases is 6.0 years.

Neighborhood and Community Shopping Centers

          As of December 31, 2013, we owned 19 shopping centers representing approximately 1.4 million square feet of GLA. Our shopping center properties are primarily grocery-anchored and neighborhood, lifestyle and community centers, ranging from approximately 13,000 to 169,000 square feet. Seven of our centers are grocery-anchored centers representing approximately 878,000 square feet of GLA and comprise 42.4% of our ABR. Our grocery-anchored centers are anchored by large regional grocery stores (Kroger, H-E-B, Tom Thumb, Randalls or Publix). Our centers are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complementary array of services to support the local retail consumer. All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.

          Our shopping center leases range from one to 60 years and generally include one or more five-year renewal options. ABR from these leases ranges from $2,000 to $1.1 million per year and typically allow for rental increases periodically through the term of the lease.

Single-tenant Properties

          As of December 31, 2013, we owned 13 single-tenant properties, representing approximately 128,000 square feet of GLA. The primary term of the single-tenant leases generally ranges from five to 30 years and generally provides for one or more five-year renewal options. ABR for each of these leases ranges from $95,000 to $425,000 per year.

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

Concentration of Our Properties

          Two of our properties individually accounted for more than 10% of our consolidated total assets – Uptown Park and Preston Royal East, which accounted for 13.6% and 10.1% of our total assets as of December 31, 2013, respectively. Of our 32 properties, 27 are located in Texas, with 21 located in the greater Houston metropolitan statistical area. These 21 properties represented 55.9% of our rental income from operating leases for the year ended December 31, 2013. Because of the concentration of our investments in Texas, primarily in the greater Houston area, the Texas and Houston economies have a significant impact on our business and on the viability of our properties. Accordingly, management believes that any downturn in these economies could adversely affect us; however, we believe that general retail and grocery-anchored shopping centers that provide basic necessities, which we primarily own, that are located in strong population and job growth markets with strong barriers to entry and strong demographics, such as density and affluence of population, may be less sensitive to macroeconomic downturns.

          The rental income from operating leases generated by our properties during 2013 by state/city is as follows:

State/City	Rental Income	Rental Concentration
Texas - Houston	$24,353	55.9%
Texas - Dallas	11,628	26.7%
Texas - San Antonio	2,795	6.5%
Texas - Austin	625	1.4%
Total Texas	$39,401	90.5%

Georgia	$3,976	9.1%
Maryland	159	0.4%
Total	$43,536	100.0%

          Additionally, we are impacted by the financial viability of certain of our larger tenants. See also Note 12 of the Notes to Consolidated Financial Statements.

Lease Expirations

          The following table sets forth a summary schedule of the lease expirations at our properties for leases in place as of December 31, 2013, for each of the ten years and beyond beginning January 1, 2014. The information set forth in this table assumes that tenants exercise no renewal options and any early termination rights.

Year	Number of Expriring Leases	GLA of Expiring Leases	Percent of Total GLA Expiring	ABR of Expiring Leases(1)	Percent of Total ABR Expiring	ABR Per Square Foot(2)
Vacant	—	89,468	5.8%	$—	—	$—
2014	63	144,466	9.4%	3,861,192	11.9%	26.73
2015	60	178,908	11.7%	5,027,076	15.5%	28.10
2016	56	145,898	9.5%	4,010,719	12.4%	27.49
2017	39	239,383	15.6%	4,546,549	14.0%	18.99
2018	43	129,038	8.4%	3,347,570	10.3%	25.94
2019	14	46,655	3.0%	1,373,212	4.2%	29.43
2020	10	39,851	2.6%	1,144,416	3.5%	28.72
2021	9	110,162	7.2%	1,765,092	5.4%	16.02
2022	13	70,878	4.6%	1,872,011	5.8%	26.41
2023	10	154,034	10.0%	2,213,129	6.8%	14.37
2024 +	12	184,672	12.0%	3,280,049	10.1%	17.76
Total / Weighted Avg	329	1,533,413		$32,441,015		22.47

(1)	ABR of expiring leases is calculated by multiplying (i) the monthly base rent as of December 31, 2013, for leases expiring during the applicable period by (ii) 12.
(2)	ABR per square foot is calculated by dividing (i) ABR for leases expiring during the applicable period by (ii) GLA for leases expiring during the applicable period.

ITEM 3.	LEGAL PROCEEDINGS.

          As the owner or operator of real property, we may incur liability based on various property conditions and may be subject to liability for personal injury or property damage sustained as a result. We maintain sufficient comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. In addition, we may be potentially liable for costs and damages related to environmental matters. In particular, we are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. There are no material pending legal proceedings known to be contemplated against us, and we are not aware of any environmental matters or liabilities with respect to our properties that would have a material adverse effect on our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

          Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

          As of December 31, 2013, we had a total of 19,628,037 shares of Common Stock outstanding. The following table sets forth the high and low sales prices for our Common Stock on the NYSE for each of the quarters since their issuance on August 1, 2012.

	High	Low
Third quarter 2012	$15.52	$13.91
Fourth quarter 2012	$17.59	$14.71
First quarter 2013	$20.00	$16.74
Second quarter 2013	$21.06	$17.81
Third quarter 2013	$19.97	$16.32
Fourth quarter 2013	$18.43	$16.22

HOLDERS

          As of February 20, 2014, there were 2,591 holders of record of the 19,628,037 shares of our Common Stock outstanding on such date.

DIVIDENDS AND OUR DISTRIBUTION POLICY

          In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We or our predecessors have paid regular dividends to our stockholders since 1997, and we currently declare and pay dividends quarterly. For a description of restrictions regarding the payment of dividends, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report. Our previously designated Class A and Class B common stock received the same dividends as our current Common Stock. The table below details our distributions per share of both our Common Stock for each quarter during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
First Quarter	$0.2000	$0.2000	$0.2000
Second Quarter	0.2000	0.2000	0.2000
Third Quarter	0.2000	0.2000	0.2000
Fourth Quarter	0.2000	0.2000	0.2000
Total for year	$0.8000	$0.8000	$0.8000

          Our Board of Directors determines the time and amount of dividends to holders of our Common Stock. Future dividends with respect to shares of our Common Stock will be authorized at the discretion of the Board of Directors and will depend on our actual cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board of Directors may deem relevant.

EQUITY COMPENSATION PLANS

          Please refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized under our equity compensation plans.

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

	For the year ended December 31,
	2013	2012	2011	2010	2009
Operating Data
Revenues	$47,197	$41,121	$36,718	$33,178	$34,827
Expenses	34,506	27,243	22,704	25,644	24,404
Operating income	12,691	13,878	14,014	7,534	10,423
Other income (expense):	(1,042)	(9,543)	(10,492)	(6,777)	(7,928)
Income from continuing operations	11,649	4,335	3,522	757	2,495
Income from discontinued operations	3,170	125	718	5,548	2,760
Net income	14,819	4,460	4,240	6,305	5,255
Net income attributable to non-controlling interest	—	—	—	(173)	(121)
Net income attributable to AmREIT stockholders	14,819	4,460	4,240	6,132	5,134
Distributions paid to Class C and D stockholders(1)	—	—	—	—	(18,528)
Net income (loss) available to stockholders	$14,819	$4,460	$4,240	$6,132	$(13,394)
Net income (loss) per share of common stock -
Income (loss) from continuing operations	$0.65	$0.31	$0.30	$0.03	$(4.78)
Income from discontinued operations	$0.18	$0.01	$0.06	$0.49	$0.81
Net income (loss) per share	$0.83	$0.32	$0.36	$0.52	$(3.97)

Balance sheet data (at end of period)
Real estate investments before accumulated depreciation and amortization	$421,213	$387,525	$325,033	$279,314	$283,809
Total assets	446,581	397,394	330,610	293,848	320,332
Notes payable	199,851	218,579	201,658	161,848	182,976
Total stockholders’ equity	227,267	165,715	118,924	123,067	126,913
Other data
FFO(2)	$20,350	$13,914	$13,062	$13,821	$(5,546)
Core FFO(2)	$18,003	$14,963	$13,788	$8,107	$(7,443)
Net operating income(3)	$30,154	$26,669	$24,615	$19,610	$20,489
Number of properties at end of period	32	32	29	28	49
Percent occupied at end of period(4)	94.2%	96.7%	95.4%	92.2%	91.0%
Distributions per share	$0.80	$0.80	$0.80	$0.90	$1.00

(1)

Reflects distributions to classes of common shares outstanding prior to the November 2009 merger with REITPlus, Inc. whereby we combined three classes of common shares into a single class of common stock.

(2)

For a definition and reconciliation of FFO and Core FFO, and a statement disclosing the reasons why our management believes that presentation of FFO and Core FFO provides useful information to investors and, to the extent material, any additional purposes for which our management uses FFO and Core FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report.

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

(4)	Percent occupied is calculated as (i) GLA under commenced leases as of December 31, 2013, divided by (ii) total GLA, expressed as a percentage.

          The following is a discussion of significant and/or unusual items impacting FFO for the years presented above:

•

2013 – Includes the acquisitions of the Fountain Oaks and Woodlake Square operating properties since their acquisition dates. We recorded approximately $299,000 in acquisition costs related to these acquisitions and our share of acquisition costs by our joint ventures was $164,000. In addition, FFO includes the gains on the sales of Loop 610 & Ella and a non-core, single tenant asset of approximately $3.1 million as these assets were originally purchased with the intent to resell. See Note 3 of the Notes to Consolidated Financial Statements.

•

2012 – Includes the acquisitions of our Preston Royal Village Shopping Center properties since the acquisition date. See Note 3 of the Notes to Consolidated Financial Statements. Additionally, we recorded approximately $687,000 in acquisition costs related to that acquisition, and we recorded recovery income of approximately $443,000 on notes receivable payments received in 2012 on previously impaired notes receivable.

•

2011 – Includes the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons properties since their respective acquisition dates. See Note 3 of the Notes to Consolidated Financial Statements. Additionally, we recorded recovery income of approximately $1.1 million on notes receivable payments received in 2011 on a previously impaired note receivable.

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

EXECUTIVE OVERVIEW

Our Company

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our Core Markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and local restaurants. Over our 29-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

          Our investment focus is predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta (collectively, our Core Markets), which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We generally seek to invest in properties within our Core Markets that possess the following attributes, which we refer to collectively as our “5Ds”:

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

Our Recent Growth, Capitalization and Liquidity

          Emerging from the severe recession that occurred over the last several years, we have taken the following steps to simplify our capital structure, grow our business and increase our liquidity:

•

In August 2012, we completed the sale of 4,153,226 shares of our Class B common stock at an offering price of $14.00 per share (our 2012 Offering). We simultaneously listed our Class B Common Stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $52.7 million, a portion of which was used to repay $45.3 million of mortgage debt.

•

A one-for-one conversion of our Class A common stock into shares of Class B common stock was approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013. The conversion was executed on April 25, 2013, and the converted shares were listed and became tradable on the NYSE at that time. In connection with such conversion, we simultaneously changed the designation of the Class B common stock to “Common Stock” such that we now have a single class of common stock outstanding. Our Common Stock is listed on the NYSE.

•

On June 21, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 1, 2013 (our 2013 Shelf Registration Statement). On July 19, 2013, we completed the sale of 3,450,000 shares of our Common Stock, including 450,000 shares of our Common Stock sold pursuant to exercise of an over-allotment option by the underwriters at a price to the public of $18.25 per share (our 2013 Follow-on Offering). The proceeds were used to repay borrowings under our $75 Million Facility and to fund the acquisition of Woodlake Square, a Randall’s anchored neighborhood shopping center in Houston, Texas with approximately 157,000 square feet of GLA.

•

Our 2013 Shelf Registration Statement allows us, from time to time, to offer and sell up to $350 million of our debt and/or equity securities over the three-year period following its effectiveness. As of the date of this report, we have approximately $287 million in our securities available for future issuance under our 2013 Shelf Registration Statement.

Our Portfolio

          As of December 31, 2013, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA, which were 94.2% occupied and 94.8% leased with a weighted average remaining lease term of 6.5 years. Our neighborhood and community shopping centers accounted for 91.7% of our GLA and 92.4% of our ABR as of December 31, 2013. Our single-tenant retail properties comprised 8.3% of our GLA and 7.6% of our ABR.

Our Acquisition and Disposition Activity During 2013

          In connection with executing our investment strategy, we completed the following acquisitions and dispositions during the year ended December 31, 2013:

•

On April 4, 2013, we acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas for $2.3 million. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. This acquisition was made through ARIC as it was acquired with the intent to resell it in the near-term. We subsequently sold the property on November 12, 2013, for $7.5 million, which resulted in a gain of $2.3 million. This gain is reflected in the gain on sale of real estate acquired for resale, net of taxes, on our consolidated statements of operations for the year ended December 31, 2013.

•

On September 18, 2013, we acquired the Woodlake Square shopping center from VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains approximately 157,000 square feet of GLA and had an occupancy of 88.6% at the time of purchase. Its major tenants include Randalls, Walgreens and Jos. A. Bank.

Prior to our acquisition, Woodlake Square was owned by a joint venture between AEW Capital, which owned a 90% interest, and MIG III and MIG IV (two of our Advised Funds), which owned a 3% and 6% interest in the joint venture, respectively. We owned a 1% interest and managed the property for the joint venture. The purchase price was negotiated on an arms-length basis between the Company and AEW Capital. We funded the purchase price with cash on hand and escrow deposits of approximately $18.1 million (primarily funded by from our 2013 Follow-on Offering), a first mortgage loan from PNC Bank in the amount of $23.0 million and assumption of approximately $449,000 in net liabilities and prorations (primarily accrued property taxes).

•

On August 12, 2013, we completed the sale of a non-core, single tenant asset in Illinois for $1.9 million. We recorded a gain on sale of $799,000 which is included in the gain on sale of real estate acquired for resale, net of taxes, on our consolidated statement of operations for the year ended December 31, 2013.

•

On July 17, 2013, we acquired the ownership of the underlying land at our Preston Royal East property for $15.4 million combining our ownership of the shopping center improvements we purchased during 2012 with the land of the Preston Royal East property. The acquisition of the underlying land was funded through cash on hand and borrowings under our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

•

On June 25, 2013, we completed the acquisition of Fountain Oaks, an approximately 161,000 square foot Kroger anchored retail shopping center located in Atlanta, Georgia, for $27.7 million exclusive of closing costs. The property was 88.7% leased on the closing date, and the acquisition was funded through a draw on our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

•

On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for $25.5 million and placed mortgage financing on the combined property of $43.9 million. The MacArthur Park Joint Venture fully defeased our existing mortgage loan secured by the MacArthur Park property of $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received from the joint venture a cash distribution of $35.2 million, which was used to repay borrowings under our $75 Million Facility. We recorded a gain of $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us. The gain is included in gain on sale of real estate acquired for investment on our consolidated statements of operations for the year ended December 31, 2013. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after a lock-out period.

Redevelopment Initiatives

          We evaluate our properties on an ongoing basis in order to identify opportunities to create value through redevelopment. Our properties are generally single-story, retail properties located in markets characterized by high population density and affluence. We believe that higher density development is economically viable and desirable in the near term on several of our properties. We have identified two such properties in the Houston market – Uptown Park and The Courtyard on Post Oak, both of which are located in Uptown Houston, which we believe is one of the most active commercial districts in the country. Uptown Houston has a combination of office, residential and mixed-use development projects currently underway with a combined value of over $1 billion. Uptown Park is a low-density, single-story project located on 17 acres at the intersection of Post Oak and Loop 610. The Courtyard on Post Oak is comprised of 13,600 square feet of single-story retail space on 69,000 square feet of land at the intersection of San Felipe and Post Oak. If these properties are developed, we intend to develop them in partnership with a qualified developer that has a national reputation and in joint venture structures that allow us to maintain ownership of the land and enter into a long-term lease with a qualified, reputable co-developer of each of the sites.

Uptown Park - The first redevelopment site at Uptown Park is now occupied by one single-story building with GLA of 12,200 square feet housing three tenants. The building is situated on approximately 50,000 square feet of land. We believe that the site is best suited for an expanded retail footprint with feathered parking and a for-rent multi-family tower above. We anticipate executing a ground lease with an experienced luxury multi-family developer that will develop and own the multi-family improvements. We will seek to own the retail improvements in a condominium interest. We estimate that our total capital investment will be between $10 and $15 million in the retail portion of the project, and we expect to have an agreement with a developer in the next several months with construction commencing in late 2014. We have categorized this property as ‘under redevelopment’ and are taking the appropriate steps for lease terminations and/or relocations.

The Courtyard on Post Oak - The Courtyard on Post Oak is now occupied by two single-story buildings with combined GLA of approximately 13,600 square feet. One building consists of 9,600 square feet which we have fully leased down, and we have negotiated a lease termination option with the tenant in the remaining 4,000 square foot building which will allow us to take control of the premises in January 2015. We are currently discussing this redevelopment opportunity with nationally-known multi-family, office and hospitality developers. Similar to the Uptown Park opportunity, we anticipate executing a ground lease with a developer and will seek to own the retail improvements in a condominium interest. There is less certainty regarding the estimated timing and costs related to this opportunity than with Uptown Park above. We have also categorized The Courtyard on Post Oak as ‘under redevelopment’ as we have been leasing the property down in connection with the impending redevelopment.

Our Advisory Services

          Advised Funds – As of December 31, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with Goldman Sachs and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. In August 2012, AIGF, one of our former high net worth investment funds, sold its remaining real estate asset, and the fund was liquidated. We have sponsored, raised debt and equity capital for and managed 21 advised funds over the past 29 years.

          As the sole owner of the general partner of each of the remaining four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of December 31, 2013, our Advised Funds held all or a portion of the ownership interests in 16 properties with approximately 2.4 million square feet of GLA and an undepreciated book value of $509 million.

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

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Accrued rents are included in tenant and accounts receivable, net on our consolidated balance sheets.

          Advisory services income – related party – We provide various real estate services, including development, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. We also earn asset management fees from certain of the Advised Funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund, which are calculated as a percentage of equity under management. See also Note 11 of the Notes to Consolidated Financial Statements for a detail of our advisory services income – related party.

Real Estate Acquisitions

          We allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based upon their respective fair values as required by GAAP. The allocation and determination of respective fair values require significant judgment and inherently complex calculations. We typically obtain the assistance of third party advisors in making these determinations. See also Note 3 of the Notes to Consolidated Financial Statements.

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

          We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable, but we expense acquisition costs for operating properties as incurred. During the years ended December 31, 2013, 2012 and 2011, we incurred acquisition costs of $299,000, $687,000 and $229,000, respectively.

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

Impairment of Long Lived Assets

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We did not recognize any impairment charges on long lived assets during the years ended December 31, 2013, 2012 and 2011.

Investments in Advised Funds

          Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. We record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis as prescribed under GAAP. We review our investments in Advised Funds for impairment in a similar manner as performed on our properties. If we believe there is a decline in the fair value of the investment that is other-than-temporary, we will impair the investment and a loss will be recorded by the amount by which the carrying value of the investment exceeds its fair value.

LEASING ACTIVITY AND TRANSACTIONS

          The following table summarizes our leasing activity for comparable leases for the years ended December 31, 2013, 2012 and 2011.

	For the year ended December 31,
	2013	2012	2011
Expirations
Number of leases	50	44	53
GLA	133,796	180,245	187,605
New Leases(1)
Number of leases	10	5	7
GLA	19,419	12,997	14,231
Expiring ABR per square foot	$25.67	$27.22	$28.36
New ABR per square foot	$31.65	$34.84	$30.85
% Change (Cash)	23.3%	28.0%	8.8%
Renewals(2)
Number of leases	36	30	38
GLA	94,572	115,501	143,324
Expiring ABR per square foot	$26.27	$23.91	$24.92
New ABR per square foot	$28.40	$25.27	$25.74
% Change (Cash)	8.1%	5.7%	3.3%
Combined
Number of leases	46	35	45
GLA	113,991	128,498	157,555
Expiring ABR per square foot	$26.17	$24.24	$25.23
New ABR per square foot	$28.95	$26.24	$26.20
% Change (Cash)	10.6%	8.2%	3.8%

(1)	Comparable leases are defined as new leases for a space that was not vacant for more than 12 consecutive months prior to lease signing.
(2)	Represents existing tenants that, upon expiration of their leases, enter into new leases for the same space.

RESULTS OF OPERATIONS

Trends, Acquisition and Disposition Activity

          As we initiate redevelopment plans at certain properties, such as Uptown Park and The Courtyard on Post Oak, we may experience declines in overall occupancy and rental income arising from tenant lease-down activity, lease terminations and holding space vacant while the property is under redevelopment. Such declines may persist after the redevelopment has been completed.

          We include the results of operations from our acquisitions from the date they are acquired forward. Our historical results of operations therefore do not include any operating activity prior to their purchase. See also Note 3 of the Notes to Consolidated Financial Statements for the pro-forma effects of our completed acquisitions on our historical results. During the years ended December 31, 2013, 2012 and 2011, we completed the following acquisitions and dispositions that may affect the comparability of our period over period results of operations as well as our future results of operations:

-	610 & Ella – acquired April 4, 2013; sold November 12, 2013
-	Woodlake Square – acquired September 18, 2013
-	Sunbelt Rentals – sold August 12, 2013
-	Preston Royal Village –acquired December 12, 2012; land under northeast corner acquired July 17, 2013
-	Fountain Oaks – acquired June 25, 2013
-	MacArthur Park – contributed to MacArthur Park Joint Venture March 26, 2013
-	Alpharetta Commons – acquired July 29, 2011

-	McAlisters Delis – sold July 6, 2011
-	Brookwood Village – acquired May 10, 2011
-	Market at Lake Houston – acquired February 25, 2011

          Our 30% retained ownership in the MacArthur Park Joint Venture grants us the ability to exercise significant influence over the operation and management of the property; however, our retained ownership of the property no longer qualifies for consolidation under GAAP. Therefore, we deconsolidated our MacArthur Park asset on the closing date and account for our ownership under the equity method of accounting on a prospective basis. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations and the operating results of the MacArthur Park property are reported as a component of our income from continuing operations.

Same store properties

          Throughout this section, we have provided certain information on a “same store” property basis. Properties that we have designated as “same store” represent those properties that we owned and operated for the entirety of both periods being compared, except for properties that are under significant redevelopment or expansion efforts during either of the periods. Accordingly, our recent acquisitions of Woodlake Square, Fountain Oaks and Preston Royal Shopping Center and our contribution of our MacArthur Park property to our MacArthur Park Joint Venture are reported as non-same store in our comparison of results of operations below. While there is some judgment surrounding changes in designation as a given property is redeveloped or expanded, we typically remove properties from the same store designation once significant redevelopment activity has commenced. Accordingly, our Uptown Park and Courtyard on Post Oak properties are reported as redevelopment in our comparison of results of operations below. We typically move redevelopment properties and expansion properties to same store properties once they have stabilized, which is typically considered when the growth expected from the redevelopment or expansion has been included in the comparable periods.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

          Below are the results of operations for the year ended December 31, 2013 and 2012 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly-owned from January 1, 2012, through December 31, 2013.

	Year ended December 31,
	2013	2012	Change $	Change %
Same store properties (26 properties)
Rental income (1)	$17,220	$16,884	$336	2.0%
Recovery income (1)	5,404	5,104	300	5.9%
Percentage rent (1)	296	293	3	1.0%
Less:
Property expenses	5,421	5,315	(106)	(2.0)%
Same store net operating income	17,499	16,966	533	3.1%

Redevelopment properties (2 properties)
Rental income from operating leases	8,545	9,438	(893)	(9.5)%
Less:
Property expenses	2,683	3,338	655	19.6%
Redevelopment properties net operating income	5,862	6,100	(238)	(3.9)%
Same store NOI, including redevelopment properties	23,361	23,066	295	1.3%

Non-same store properties (5 properties)(2)
Rental income from operating leases	11,138	5,107	6,031	118.1%
Less:
Property expenses	4,345	1,504	(2,841)	(188.9)%
Non-same store net operating income	6,793	3,603	3,190	88.5%
Total net operating income(3)	30,154	26,669	3,485	13.1%

Other revenues (see further detail below):	13,086	5,242	7,844	*

Less other expenses (see further detail below):	31,591	27,576	(4,015)	(14.6)%

Income from continuing operations	11,649	4,335	7,314	*
Income from discontinued operations, net of taxes	3,170	125	3,045	*
Net Income	$14,819	$4,460	$10,359	*

Other data
FFO(4)	$20,350	$13,914	$6,436	46.3%
Core FFO(4)	$18,003	$14,963	$3,040	20.3%
Number of properties at end of period	32	32	n/a	n/a
Percent occupied at the end of the period(5)	94.2%	96.7%	n/a	(2.5)%
Distributions per share	$0.80	$0.80	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income from operating leases from redevelopment and non-same store properties and amortization of straight-line rents and above/below market rents. For the years ended December 31, 2013 and 2012, rental income from operating leases was $43,536 and $37,251, respectively.

(2)

Included in non-same store properties are the results of operations for the MacArthur Park property prior to its contribution into the MacArthur Park Joint Venture. Our continuing involvement in the operations of the property precludes it from being reported as a discontinued operation.

(3)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Net Operating Income” below.

(4)

For a reconciliation of FFO and Core FFO to net income, and a statement disclosing the reasons why our management believes that presentations of FFO and Core FFO provide useful information to investors and, to the extent material, any additional purposes for which our management uses FFO and Core FFO, see “Funds From Operations” below.

(5)	Percent occupied is calculated as (i) GLA under commenced leases as of December 31, 2013 or 2012, divided by (ii) total GLA as of such date, expressed as a percentage.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased on a same store basis for the year ended December 31, 2013, as compared to the same period in 2012. The increase was due to an increase of $261,000 from increases in average rental rates and $75,000 due to increases in average occupancy.

•

Recovery income. Recovery income increased on a same store basis for the year ended December 31, 2013, as compared to the same period in 2012. This increase was due to increased property expenses that were reimbursable by tenants as discussed below.

•

Property expenses. Property expenses increased on a same store for the year ended December 31, 2013, as compared to the same period in 2012. This same store increase was primarily attributable to increased property tax assessments of $268,000 an increase in cleaning and various repairs of approximately $70,000, partially offset by an increase in recovery of bad debts of $230,000.

Redevelopment Properties – Property Revenues and Property Expenses

          Our rental income from operating leases and property expenses decreased for our redevelopment properties primarily due to due to the lease-down of the properties. Our recovery income and property expenses decreased primarily due to (i) a reduction in property tax assessments of $194,000, (ii) prior year property tax refunds and related petition fees of $366,000, (iii) reduced expenses related to the marketing fund at our Uptown Park property of $70,000 and (iv) other general reductions in property expenses.

Non-same Store Properties – Property Revenues and Property Expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisitions of Woodlake Square and Fountain Oaks during 2013 and the Preston Royal Shopping Center in December 2012, partially offset by reductions in consolidated revenues and expenses after our sale of our MacArthur Park property to our MacArthur Park Joint Venture on March 26, 2013. The results of operations for Woodlake Square, Fountain Oaks and the Preston Royal Shopping Center have been recorded in our consolidated statements of operations from the date of acquisition forward. Our share of revenue and expenses from our MacArthur Park property are no longer consolidated, but reported under the equity method and included in income (loss) from Advised Funds in our consolidated statements of operations.

Other Revenues and Income

          Overall, other revenues and income increased for the year ended December 31, 2013, as compared the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Year ended December 31,
	2013	2012	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$933	$425	$508	119.5%
Advisory services income - related party:
Real estate fee income - related party	2,807	3,005	(198)	(6.6)%
Asset management fee income - related party	622	622	—	—
Construction management fee income - related party	232	243	(11)	(4.5)%
Total advisory services income - related party	3,661	3,870	(209)	(5.4)%
Gain on sale of real estate acquired for investment	7,696	—	7,696	*
Interest and other income	609	485	124	25.6%
Interest and other income - related party	187	462	(275)	(59.5)%
Total other revenues	$13,086	$5,242	$7,844	*

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased for the year ended December 31, 2013, as compared to the same period in 2012. The increase was primarily due to the acquisitions of Fountain Oaks and Woodlake Square during 2013 and the Preston Royal Shopping Center during December 2012.

•

Real estate fee income – related party. Real estate fee income – related party decreased for the year ended December 31, 2013, as compared to the same period in 2012. This decrease was due to (i) reduced leasing commissions as we signed leases for several anchor tenants at our Advised Funds’ properties in 2012, (ii) disposition fees earned upon the sale of a land parcel during 2012 with no such similar sale activity during 2013 and (iii) reduced development fees resulting from the completion of development projects during the latter part of 2012 at two of our Advised Funds’ properties. These decreases were partially offset by an increase in property management fees resulting from new tenants at such redevelopment properties as well as from our management agreement with the recently formed MacArthur Park Joint Venture.

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

•

Interest and other income. Interest and other income increased for the year ended December 31, 2013, as compared to the same period in 2012. The increase is primarily due to additional interest income earned on (i) notes receivable, which had a higher average balances during 2013 and (ii) higher average cash balances during 2013 due to our 2013 Follow-on Offering.

•

Interest and other income – related party. Interest and other income – related party decreased for the year ended December 31, 2013, as compared to same period in 2012. This decrease is due to additional interest income recorded during 2012 of $140,000 that represented recovery of interest income on a previously impaired note receivable from one of our Advised Funds. In addition, during 2013, two of the Advised Funds were able to pay down a portion of their notes due to us, resulting in a lower average notes receivable balance outstanding during the year.

Other Expenses

          Overall, other expenses increased for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to the following (in thousands, except for percentages):

	Year ended December 31,
	2013	2012	Change $	Change %
Straight-line bad debt recoveries(1)	$(164)	$(90)	$74	82.2%
Write off of below market ground lease(1)	279	—	(279)	*
General and administrative	8,302	6,773	(1,529)	(22.6)%
Legal and professional	1,104	911	(193)	(21.2)%
Real estate commissions	292	387	95	24.5%
Acquisition costs	299	687	388	56.5%
Depreciation and amortization	11,945	8,861	(3,084)	(34.8)%
Impairment recoveries	—	(443)	(443)	(100.0)%
Loss (income) from advised funds	(99)	238	337	141.6%
State income tax expense	30	2	(28)	(1,400.0)%
Interest expense	9,603	10,250	647	6.3%
	$31,591	$27,576	$(4,015)	(14.6)%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries increased for the year ended December 31, 2013, as compared to the same period in 2012. This increase was primarily attributable to recoveries of $117,000 related to the continued improvement in a tenant’s health at our Uptown Park property during the third quarter of 2013.

•

Write off of below market ground lease. We recorded $279,000 in expense when we acquired the underlying land at our Preston Royal East property during 2013, which resulted in the termination of the existing ground lease. The amount represents the unamortized value of the below market ground lease that was initially recorded as part of the purchase price allocation upon acquisition of the property in 2012. See also Note 3 of the Notes to Consolidated Financial Statements for further discussion of our acquisition of the Preston Royal Shopping Center.

•

General and administrative. General and administrative expense increased for the year ended December 31, 2013, as compared to the same period in 2012. This increase was primarily attributable to (i) increased travel and marketing costs of $159,000 since becoming a public company in August 2012, (ii) additional deferred compensation expense of $398,000 associated with the 312,499 shares of restricted Class B common stock issued to management and our Board of Directors in connection with our 2012 Offering, (iii) increases in the 2013 incentive compensation of $186,000 related to employees meeting various performance metrics and (iv) increases in salaries and personnel costs of $438,000 related to additional personnel and employee relocation costs.

•

Legal and professional. Legal and professional expense increased for the year ended December 31, 2013, as compared to the same period in 2012. This increase was primarily attributable to increased audit expense resulting from the requirement to have our external auditors opine on our internal controls over financial reporting for the 2013 audit.

•

Acquisition costs. Acquisition costs decreased for the year ended December 31, 2013, as compared to the same period in 2012. This decrease was due to (i) a smaller purchase price on the acquisitions of our Fountain Oaks and Woodlake Square properties compared to the Preston Royal Shopping Center and (ii) reduced due diligence requirements on our Woodlake Square acquisition as we managed the property when it was owned by our Advised Funds.

•

Depreciation and amortization. Depreciation and amortization expense increased for the year ended December 31, 2013, as compared to the same period in 2012. This increase was primarily attributable to the acquisitions of Fountain Oaks and Woodlake Square during 2013 and a full year of depreciation from the Preston Royal Shopping Center acquired in December 2012.

•	Impairment recoveries. Impairment recoveries were $443,000 for the year ended December 31, 2012, due to payments received on a note receivable that had previously been impaired.

•

Loss (income) from Advised Funds. Income from Advised Funds increased for the year ended December 31, 2013, as compared to a loss for the same period in 2012. The increase was primarily due to our proportionate share of (i) net income recorded by Woodlake Square in 2013 of $188,000 (ii) the 2012 net loss of one of our former Advised Fund entities of $106,000 and (iii) the increase in net income of $66,000 of our institutional joint venture with J.P Morgan Investment Management. These increases were partially offset by a $58,000 loss, representing our proportionate share of the loss recorded by our joint venture partner, AmREIT Westheimer Gessner LP, related to the sale of a single-tenant asset (see also Note 3 of the Notes to Consolidated Financial Statements).

•

Interest expense. Interest expense decreased for the year ended December 31, 2013, as compared to the same period in 2012. The decrease was primarily due to lower average debt balances resulting from the repayment of $45.3 million of debt on August 1, 2012, with proceeds received from our 2012 Offering and additional payoffs of debt during 2013 with proceeds from the sale of MacArthur Park and our 2013 Follow-on Offering.

Income from Discontinued Operations

          Income from discontinued operations increased for the year ended December 31, 2013, as compared to the same period in 2012 due to a gain of $2.3 million on the sale of Loop 610 & Ella and a gain of $799,000 on the sale of our non-core, single-tenant asset in Illinois. See also Note 3 of the Notes to Consolidated Financial Statements.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

          Below are the results of operations for the year ended December 31, 2012 and 2011 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were owned since January 1, 2011. As of December 31, 2012, our portfolio was comprised of 32 wholly-owned properties with an aggregate of approximately 1.5 million square feet of GLA compared to a portfolio that was comprised of 29 wholly-owned properties with an aggregate of approximately 1.2 million square feet of GLA as of December 31, 2011. During 2012, we acquired the Preston Royal Shopping Center. During the year ended December 31, 2011, we sold two non-core, single-tenant properties, the results for which are presented in income from discontinued operations, and we acquired three neighborhood shopping centers.

	Year ended December 31,
	2012	2011	Change $	Change %
Same store properties (26 properties)
Rental income (1)	$22,993	$22,300	$693	3.1%
Recovery income (1)	8,274	6,910	1,364	19.7%
Percentage rent (1)	631	425	206	48.5%
Less:
Property expenses	8,881	7,300	(1,581)	(21.7)%
Same store net operating income	23,017	22,335	682	3.1%

Non-same store properties (5 properties)
Rental income from operating leases	3,752	2,321	1,431	61.7%
Recovery income	1,176	805	371	46.1%
Less:
Property expenses	1,276	846	(430)	(50.8)%
Non-same store net operating income	3,652	2,280	1,372	60.2%
Total net operating income(2)	26,669	24,615	2,054	8.3%

Other revenues (see further detail below):	5,242	4,769	473	9.9%

Less other expenses (see further detail below):	27,576	25,862	(1,714)	(6.6)%

Income from Continuing Operations	4,335	3,522	813	23.1%
Income from Discontinued Operations, net of taxes	125	718	(593)	(82.6)%
Net Income	$4,460	$4,240	$220

Other data
FFO(3)	$13,914	$13,062	$852	6.5%
Core FFO(3)	$14,963	$13,788	$1,175	8.5%
Number of properties at end of period	32	29	n/a	n/a
Percent occupied at the end of the period(4)	96.7%	95.9%	n/a	0.8%
Distributions per share	$0.80	$0.80	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income and recovery income from non-same store properties and amortization of straight-line rents and above/below market rents. For the year ended December 31, 2012 and 2011, rental income from operating leases was $37,251 and $32,798, respectively.

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

(4)	Percent occupied is calculated as (i) GLA under commenced leases as of the end of the applicable period, divided by (ii) total GLA at the end of the applicable period, expressed as a percentage.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased on a same store basis for the year ended December 31,2012, as compared to the same period in 2011. Of this increase, $380,000 was driven by an increase in average occupancy percentage, and $313,000 was driven by an increase in average rental rates.

•

Recovery income. Recovery income increased on a same store basis for the year ended December 31, 2012, as compared to the same period in 2011. This increase was primarily due to (i) increased property tax assessments at our Uptown Park property of $550,000, (ii) a new lease with a national tenant at one of our single tenant properties representing $160,000 of the increase, (iii) lower property tax recoveries in 2011 resulting from a favorable property tax refund received during 2011 and passed along to our tenants at our MacArthur Park property of $203,000, as well as (iv) an approximate 1% increase in average total portfolio occupancy. This increase was partially offset by a property tax refund received during 2012 at our Uptown Plaza – Dallas property of $61,000.

•

Percentage Rent. Percentage rent increased on a same store basis for the year ended December 31, 2012, as compared to the same period in 2011. This increase was primarily due to improving sales volumes for certain of our tenants at our MacArthur Park property and certain single tenant properties.

•

Property expenses. Property expenses increased on a same store basis for the year ended December 31, 2012, as compared to the same period in 2011. This increase was primarily attributable to (i) increased property tax assessments at our Uptown Park property of $550,000, (ii) an increase in bad debt expense recorded during 2012 of approximately $215,000 as we continue to monitor collectability of our tenant receivables and (iii) due to lower property taxes in 2011 resulting from a favorable property tax refund received at our MacArthur Park property of $203,000. This increase was partially offset by a property tax refund received during 2012 at our Uptown Plaza – Dallas property of $61,000.

Non-same Store Properties – Property Revenues and Property Expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store investment properties due to the acquisitions of The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011, and Alpharetta Commons on July 29, 2011. The results of operations for the Market at Lake Houston, Brookwood Village and Alpharetta Commons have been recorded in the consolidated statements of operations from the date of acquisition. The financial results from the Preston Royal Village Shopping Center since the date of its acquisition on December 12, 2012, were not material to our non-same store results.

Other Revenues:

          Overall, other revenues increased for the year ended December 31, 2012, as compared to the same period in 2011, primarily due to the following (in thousands, except percentages):

	Year ended December 31,
	2012	2011	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$425	$37	$388	*
Advisory services income - related party:
Real estate fee income - related party	3,005	2,491	514	20.6%
Asset management fee income - related party	622	1,064	(442)	(41.5)
Construction management fee income - related party	243	234	9	3.8%
Total advisory services income - related party	3,870	3,789	81	2.1%
Lease termination and other income	—	131	(131)	(100.0)%
Interest and other income	485	493	(8)	(1.6)%
Interest and other income - related party	462	319	143	44.8%
Total other revenues	$5,242	$4,769	$473	9.9%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Amortization of straight-line rents and above/below market rents. Amortization of straight-line rents and above/below market rents increased for the year ended December 31, 2012, as compared to the same period in 2011. This increase was due to the accelerated amortization of accrued rent balances for certain tenants in 2011.

•

Real estate fee income – related party. Real estate fee income – related party increased for the year ended December 31, 2012, as compared to the same period in 2011. This increase was primarily attributable to disposition fees earned upon the sale of a land parcel by one of our Advised Funds and increased development fees during 2012 associated with the redevelopments of certain properties that we manage for our Advised Funds. This increase was partially offset by a reduction in lease commissions earned as we executed leases for several anchor tenants in 2011 for properties that we manage on behalf of our Advised Funds.

•

Asset management fee income– related party. Asset management fee income – related party decreased for the year ended December 31, 2012, as compared to the same period in 2011. Our asset management fees are calculated based upon the net equity raised in the Advised Funds that we manage. Through a combination of property sales in our Advised Funds, and the voluntary reduction by us as the general partner of the asset management fees in response to the recent economic recession, our asset management fee income – related party has decreased since the second quarter of 2011.

•

Lease termination fee income. Lease termination fee income was $131,000 for the year ended December 31, 2011 and was primarily related to the early termination of leases at our Southbank and Terrace Shops properties during 2011. We had no such comparable lease termination income during the year ended December 31, 2012.

•

Interest and other income – related party. Interest and other income – related party increased for the year ended December 31, 2012, as compared to the same period in 2011. This increase was due to $140,000 of interest income from a payment we received from AIGF on our note receivable due from AIGF. This amount represented previously unrecognized interest income.

Other Expenses:

          Overall, other expenses increased for the year ended December 31, 2012, as compared to the same period in 2011, primarily due to the following (in thousands, except percentages):

	Year ended December 31,
	2012	2011	Change $	Change %
Straight-line bad debt recoveries(1)	$(90)	$(202)	$(112)	(55.4)%
General and administrative	6,773	6,082	(691)	(11.4)%
Legal and professional	911	945	34	3.6%
Real estate commissions	387	342	(45)	(13.2)%
Acquisition costs	687	229	(458)	*
Depreciation and amortization	8,861	8,233	(628)	(7.6)%
Impairment recoveries	(443)	(1,071)	(628)	(58.6)%
Loss from advised funds	238	384	146	38.0%
State income tax expense	2	35	33	94.3%
Interest expense	10,250	9,971	(279)	(2.8)%
Debt prepayment penalties	—	914	914	100.0%
	$27,576	$25,862	$(1,714)	(6.6)%

(1)	Included in property expense on our consolidated statements of operations.
*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt recoveries. Straight-line bad debt recoveries decreased for the year ended December 31, 2012, as compared to the same period in 2011. Certain of our leases provide for increases in minimum lease payments over the term of the lease, and we recognize revenues on a straight-line basis over the term of such leases. The straight-line method results in accrued rent on our balance sheet, representing the portion of the rent that we expect to recover from the tenant in the future as they fulfill their obligation to us under the terms of the lease. We previously recorded a reserve against the accrued rent balances due from certain of our tenants that we believed may not fulfill their obligation to us. A portion of the reserve was reversed in 2011 due to the collection of such rents as well as a stabilizing economy. A smaller portion of such reserve was reversed during the 2012 period.

•

General and administrative. General and administrative expense increased for the year ended December 31, 2012, as compared to the same period in 2011. This increase was primarily attributable to (i) additional deferred compensation expense of $265,000, primarily associated with the 312,499 shares of restricted Class B common stock issued to management in connection with our 2012 Offering and (ii) higher compensation and payroll taxes expense of $346,000 primarily driven by changes in estimates for our incentive compensation accruals during the periods. Our cash compensation related to the year ended December 31, 2012 approximated the cash compensation related to the year ended December 31, 2011.

•

Acquisition costs. During 2012, we incurred $687,000 in acquisition costs for the acquisition of the Preston Royal Village Shopping Center on December 12, 2012. During 2011, we incurred acquisition costs of $229,000 for the acquisitions of The Market at Lake Houston on February 25, 2011, Brookwood Village on May 10, 2011 and Alpharetta Commons on July 29, 2011.

•

Depreciation and amortization. Depreciation and amortization expense increased for the year ended December 31, 2012, as compared to the same period in 2011. This increase was primarily attributable to the acquisitions of Preston Royal Village Shopping Center during 2012, the Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011.

•

Impairment recovery – notes receivable. Impairment recovery – notes receivable was $443,000 during the year ended December 31, 2012 compared to $1.1 million for the year ended December 31, 2011. During 2012, we received a $2.3 million payment from AIGF on its note receivable, a portion of which had previously been reserved, and we recorded an impairment recovery of $214,000. Additionally, during 2012, we received a $1.0 million payment on a note receivable from a third party due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property that had previously been reserved in 2010, and we recorded an impairment recovery of $229,000. During 2011, we recorded an impairment recovery of $1.1 million from payments received on our note receivable due from the sale of the same tract of land adjacent to our Uptown Plaza – Dallas property.

•

Loss from Advised Funds. Loss from Advised Funds decreased for the year ended December 31, 2012, as compared to the same period in 2011. This decrease was attributable to our portion of a debt forgiveness gain that was recorded by one of our Advised Funds from the disposition of one of its properties during 2012. During the 2011 period, we recorded our portion of an impairment loss related to the same Advised Fund property.

•

Interest Expense. Interest expense increased for the year ended December 31, 2012, as compared to the same period in 2011. The increase was primarily due to the write off of $368,000 of unamortized loan premiums during the third quarter of 2012 when we repaid $45.3 million of debt on August 1, 2012 with proceeds received from our 2012 Offering. In addition, we incurred increased interest during 2012 from borrowings associated with the acquisitions of The Market at Lake Houston, Brookwood Village and Alpharetta Commons during 2011. This increase was partially offset by interest savings on lower average debt balances from the $45.3 million debt pay down.

•

Issuance costs. Stock issuance costs were $914,000 for the year ended December 31, 2011. During 2011, we initiated plans for a public offering of our Common Stock and filed a registration statement on Form S-11; however, market volatility and uncertainty prevented us from proceeding with the offering at that time. Accordingly, at December 31, 2011, the costs incurred no longer met the criteria for capitalization under GAAP and were expensed. Market conditions improved during the second quarter of 2012, and we successfully completed our 2012 Offering in August 2012. Costs incurred subsequent to December 31, 2011, and related to our 2012 Offering were offset against the proceeds received and treated as a reduction of stockholders’ equity.

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

          Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental non-GAAP financial measure of operating performance because, by excluding gains or losses on dispositions of properties held for investment, impairment charges and depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

          Additionally, we consider Core FFO, which adjusts FFO for items that do not reflect ongoing property operations, such as acquisition expenses, expensed issuance costs and gains on the sale of real estate held for resale, to be a meaningful performance measurement.

          The table below details our FFO and Core FFO reconciliation to net income under GAAP for the periods presented (in thousands).

	Year ended December 31,
	2013	2012 (1)	2011 (2)	2010 (3)	2009 (4)
Net income	$14,819	$4,460	$4,240	$6,305	$5,255
Add:
Depreciation of real estate assets - from operations	11,897	8,809	8,158	6,497	7,174
Depreciation of real estate assets - from discontinued operations	14	23	36	91	122
Depreciation of real estate assets for nonconsolidated affiliates	1,316	622	628	1,453	552
Impairment of real estate held for investment	—	—	—	864	—
Less:
Gain on sale of real estate acquired for investment	(7,696)	—	—	(1,216)	—
Net income attributable to noncontrolling interest	—	—	—	(173)	(121)
Class B, C and D distributions	—	—	—	—	(8,357)
Premium on merger conversion of AmREIT Class C and D shares	—	—	—	—	(10,171)
Total FFO available to stockholders	$20,350	$13,914	$13,062	$13,821	$(5,546)
Add:
Acquisition costs	299	687	229	12	—
Acquisition costs of nonconsolidated affiliates	164	—	—	—	—
Write off of below market ground lease	279	—	—	—	—
Write off of deferred financing costs	—	362	—	—
Issuance costs	—	—	914	—	—
Less:
Gain on sale of real estate acquired for resale	(3,089)	—	(417)	(5,726)	(1,897)
Total Core FFO available to stockholders	$18,003	$14,963	$13,788	$8,107	$(7,443)

(1)	Included in net income is recovery income of $443 related to collections on notes receivable that were impaired in prior years.
(2)	Included in net income is recovery income of $1,071 related to collections on notes receivable that were impaired in prior years.
(3)

Included in net income is a $5,374 gain on debt extinguishment. Offsetting this gain is a $1,300 impairment on a note receivable related to the sale of a tract of land adjacent to our Uptown Plaza – Dallas property, a $500 impairment on a note receivable from one of our Advised Funds and debt prepayment penalties of $988 related to the early extinguishment of three property mortgages during the year. Included in income (loss) from discontinued operations are $1,219 in impairments taken on two of our non-core, single-tenant properties that were sold in July 2011. Included in depreciation of real estate assets for nonconsolidated affiliates is $852 in adjustments for non-consolidated entities related to accelerated depreciation resulting from the redevelopment of our Woodlake Square property.

(4)

Included in net income is a $441 impairment related to the acquisition of REITPlus’s net assets. Additionally, included in net income (loss) from discontinued operations is a $1,897 gain on real estate held for resale, net of taxes, which was realized in 2009.

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

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Year ended December 31,
	2013	2012	2011	2010	2009

Net income	$14,819	$4,460	$4,240	$6,305	$5,255
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(933)	(425)	(37)	(222)	(195)
Advisory services income - related party	(3,661)	(3,870)	(3,789)	(4,204)	(4,584)
Lease termination fee income	—	—	(131)	(15)	(1,065)
Gain on sale of real estate acquired for investment	(7,696)	—	—	—	—
Interest and other income	(609)	(485)	(493)	(459)	(446)
Interest and other income - related party	(187)	(462)	(319)	(274)	(201)
Gain on debt extinguishment	—	—	—	(5,374)	—
Straight-line rent bad debt expense (recoveries)(2)	(164)	(90)	(202)	481	—
Write off of below market ground lease(2)	279	—	—	—	—
General and administrative	8,302	6,773	6,082	5,964	6,343
Legal and professional	1,104	911	945	1,165	1,664
Real estate commissions	292	387	342	191	157
Acquisition costs	299	687	229	12	—
Depreciation and amortization	11,945	8,861	8,233	6,594	7,305
Impairment - properties	—	—	—	1,298	441
Impairment (recovery) - notes receivable	—	(443)	(1,071)	1,800	—
Loss from Advised Funds	(99)	238	384	1,186	604
Income tax expense (benefit) for TRS	—	—	—	1,128	(1,269)
State income taxes	30	2	35	41	94
Interest expense	9,603	10,250	9,971	9,541	9,146
Stock issuance costs			914	—	—
Income from discontinued operations	(3,170)	(125)	(718)	(5,548)	(2,760)
Net operating income	$30,154	$26,669	$24,615	$19,610	$20,489

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.
(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity are our cash on hand as well as availability under our $75 Million Facility. As of December 31, 2013, we had $14.3 million of available cash on hand as well as $71.6 million available under the $75 Million Facility, which can be used for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75 Million Facility matures in August 2015 and has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio. The amount available for us to borrow under the $75 Million Facility at any given time will be subject to the lesser of 55% of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.50 to 1.0. As of December 31, 2013, we had no amounts outstanding under our $75 Million Facility.

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

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements primarily from cash on hand, cash flows generated from the operation of our properties, borrowings under the $75 Million Facility and, potentially, proceeds from new mortgages as needed for acquisitions. The cash generated from operations is primarily paid to our stockholders in the form of dividends. As a REIT, we generally must make annual distributions to our stockholders of at least 90% of our REIT taxable income.

          We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, scheduled debt service payments, property renovations, property expansions, and other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquisition of new assets compatible with our investment strategy. These capital expenditures include building improvement projects, as well as amounts for tenant improvements and leasing commissions related to releasing and are subject to change as market and tenant conditions dictate.

          We may utilize several other forms of capital for funding our long-term liquidity requirements, including proceeds from secured mortgages and unsecured indebtedness, proceeds from equity and debt issuances (including sales of securities under our 2013 Shelf Registration Statement), cash generated from the sale of property and the formation of joint ventures.

          We believe our current cash flows from operations, coupled with our $75 Million Facility are sufficient to allow us to meet our liquidity needs for both the near and longer term to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. We have no significant debt coming due within the next twelve months.

          We intend to maintain a financially disciplined and conservative capital structure. As of December 31, 2013, all of our outstanding debt was fixed, long-term mortgage financing, and our ratio of total debt to gross book assets was approximately 40%. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our Common Stock in order to provide us with significant financial flexibility and to fund future growth.

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

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, market and economic challenges experienced by the U.S. economy, the real estate industry or within our geographic markets where our properties are located. The U.S. economy has improved from the recent severe recession; however, should recessionary conditions return, such conditions could prevent us or from realizing growth or maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants.

          A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, FFO and prospects. Additionally, if credit markets and/or debt or equity capital markets contract, our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense. See also “Item 1A. – Risk Factors” for additional discussion of risks that could impact our financial condition, cash flows or results of operations. It is difficult to determine the breadth and duration of financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations.

Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

	Year ended December 31,
	2013	2012	2011
Operating activities	$21,993	$11,330	$16,496
Investing activities	$(21,170)	$(43,567)	$(18,029)
Financing activities	$10,482	$34,179	$1,928

Comparison of cash flows for the year ended December 31, 2013 to the year ended December 31, 2012

          Operating Activities. The increase in operating cash flows of approximately $10.7 million was primarily attributable to:

•

an increase in net income exclusive of depreciation and amortization, deferred compensation and gains on sales of assets of approximately $2.8 million primarily due to our acquisitions of Fountain Oaks, Woodlake Square and the Preston Royal Shopping Center,

•	proceeds received from the sale of our Loop 610 & Ella property as well as our non-core, single-tenant asset in Illinois totaling $9.1 million, which were purchased with the original intent to resell.
•	improved collections related to receivables of approximately $1.3 million, and
•	improved timing of payments primarily related to escrow deposits and other assets of approximately $2.7 million.

partially offset by:

•	$4.5 million of expenditures for the acquisition and construction of real estate acquired for resale.

          Investing Activities. The $22.4 million decrease in cash outflows from investing activities was primarily due to:

•	$32.9 million received from the sale of our 70% interest in our MacArthur Park assets to the MacArthur Park Joint Venture, and
•	increased payments and distributions received from our Advised Funds of $8.9 million ($12.2 million received during 2013 compared to $3.3 million received during 2012).

partially offset by:

•

Increased cash paid for the acquisitions of real estate held for investment of $18.1 million. During 2013 we paid $60.8 million for the acquisitions of Woodlake Square, Fountain Oaks, and the ownership in the underlying land on the northeast corner of our Preston Royal Village Shopping Center compared to paid $42.8 million paid during 2012 for the acquisition of the Preston Royal Village Shopping Center.

          Financing Activities. Cash flows provided by financing activities decreased approximately $23.7 million compared to 2012. The increase in cash flow is primarily attributable to:

•	Additional repayment of debt of $35.1 million, and
•	Increased distributions of approximately $3.2 million related to additional shares of Common Stock sold in the 2013 Follow-on Offering and the 2012 Offering.

partially offset by:

•

Additional cash proceeds of approximately $7.1 million, net of issuance costs, from our 2013 Follow-on Offering ($59.8 million) compared to cash proceeds received from our 2012 Offering ($52.7 million) and,

•

Increased borrowings of debt of approximately $6.5 million to fund the acquisitions of Fountain Oaks, Loop 610 & Ella and the underlying land at Preston Royal East as compared to the acquisition of the Preston Royal Shopping Center in 2012.

Comparison of cash flows for the year ended December 31, 2012 to the year ended December 31, 2011

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

          Investing Activities. The $25.5 million increase in cash outflows from investing activities was primarily due to approximately $42.8 million in cash paid for the acquisition of the Preston Royal Shopping Center in December 2012 compared to approximately $21.6 million paid for the property acquisitions of Alpharetta Commons, Brookwood Village and the Market at Lake Houston during 2011. Additionally, we received $9.4 million in cash during the first quarter of 2011 from our qualified intermediary with no such receipts during 2012. Our cash on deposit with the qualified intermediary represented the net proceeds from the sale of 17 single tenant properties during 2010. We used a substantial portion of these proceeds during 2011 to acquire properties during 2011 in accordance with Section 1031 of the Internal Revenue Code.

          Financing Activities. Cash flows provided by financing activities increased approximately $32.3 million compared to 2011. The increase in cash flow is primarily attributable to:

•	$52.7 million (net of issuance costs) received from the sale of our Common Stock from our 2012 Offering,
•	drawings under our $75 Million Facility of approximately $33.5 million, primarily for the purchase of the Preston Royal Village Shopping Center,
•	additional borrowings of $3.7 million related to our refinance of the Uptown Dallas property,
•	new financing of $3.5 million related to one of our single tenant properties and lower scheduled debt principle payments coming due in 2012 of approximately $2.2 million compared to 2011.

partially offset by:
•	repayments of debt of approximately $45.3 million from the proceeds received from our 2012 Offering,
•	2011 increased borrowings under our $25 Million Facility of $7.6 million,
•	borrowings in 2011 of $7.4 million related to the acquisition of Brookwood Village,
•	increases in distributions of $1.8 million due to the sale of additional shares of Common Stock from our 2012 Offering and
•	increased payments for financing costs of approximately $1.0 million during 2012.

Off-Balance Sheet Arrangements

          As of December 31, 2013, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 4 of the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 2 of the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

Contractual Obligations

          As of December 31, 2013, we had the following contractual debt obligations, in thousands (see also Note 7 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2014	2015	2016	2017	2018	Thereafter	Total
$75 Million Facility(1)	$—	$—	$—	$—	$—	$—	$—
Secured debt (2)	2,208	52,701	69,121	1,292	12,043	62,281	199,646
Interest (3)	9,298	7,804	3,948	3,108	2,894	8,385	35,437
Unused credit fee(4)	263	153	—	—	—	—	416
Non-cancelable operating lease payments	220	226	—	—	—	—	446
Total contractual obligations	$11,989	$60,884	$73,069	$4,400	$14,937	$70,666	$235,945

(1)	We have no amounts outstanding under our $75 Million Credit Facility as of December 31, 2013.
(2)

Secured debt as shown above is $205 less than the total secured debt as reported in the accompanying consolidated balance sheet due to the premium recorded on above market debt assumed in conjunction with the assumption of certain of our property acquisitions.

(3)

Interest expense includes our interest obligations on our $75 Million Facility as well as all secured debt. The $75 Million Facility is a variable-rate debt instrument. The table above assumes the outstanding balance and interest rate as of December 31, 2013, remains unchanged through its term.

(4)

The unused credit fee represents a fee of 0.35% on the amount available under the $75 Million Facility that remains undrawn. The table above assumes the outstanding balance as of December 31, 2013, remains unchanged through its term.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We are exposed to interest-rate changes primarily related to the variable interest rate on our $75 million Facility and related to the refinancing of long-term debt, all of which currently contains fixed interest rates. We not have no significant debt maturities until June 1, 2015. To minimize our interest-rate risk, all of our mortgage obligations carry fixed interest rates. We currently do not use interest-rate swaps or any other derivative financial instruments as part of our interest-rate risk management approach.

          At December 31, 2013, the carrying value of our total debt obligations was $199.6 million, all of which represented fixed-rate obligations with an estimated fair value of $207.2 million. We did not have any amounts outstanding on our $75 million Facility as of December 31, 2013. Because all of our debt outstanding at December 31, 2013, are at fixed interest rates, an increase in market interest rates would not impact our net income, FFO or cash flows from operations. However, in the event interest rates were to increase 100 basis points, the fair value of our fixed-rate debt obligations would decrease by $7.0 million to $200.2 million.

          The discussion above considers only those exposures that exist as of December 31, 2013. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any variable rate debt instruments and their related hedging strategies in place at that time and actual interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

          The Company and its subsidiaries maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which is a process designed under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

          The Company’s management has responsibility for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          Based on their evaluation of our internal control over financial reporting, our management along with our CEO and CFO believe that the Company’s internal control over financial reporting is effective as of December 31, 2013.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

          The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in its report on page F-3 of this Annual Report. KPMG’s report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

ITEM 9B	OTHER INFORMATION.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVEOFFICERS AND CORPORATE GOVERNANCE.

          The information required by this Item will be presented in our 2014 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

          The information required by this Item will be presented in our 2014 Proxy Statement which will be filed with the SEC and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuances under equity compensation plans

Equity compensation plans approved by security holders	—	—	882,694(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	882,694

(1)	Represents shares of our Common Stock available under our 1999 Flexible Incentive Plan.

          The remaining information required by this Item will be presented in our 2014 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          The information required by this Item will be presented in our 2014 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The information required by this Item will be presented in our 2014 Proxy Statement, which will be filed with the SEC and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following financial statements and schedules are included in this Annual Report on Form 10-K beginning on page F-1:

	(1)	Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
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

3.1*	Articles of Amendment and Restatement, as amended.

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 3, 2010).

10.1†	Executive Employment Agreement with H. Kerr Taylor, dated as of March 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.2†	Executive Employment Agreement with Chad C. Braun dated as of March 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.3†	Executive Employment Agreement with Tenel H. Tayar, dated as of March 29, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.4†	Employment Agreement with Charles A. Scoville dated as of March 29, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.5†	Employment Agreement with Brett Treadwell dated as of March 29, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 31, 2011).

10.6†	AmREIT, Inc. 1999 Flexible Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement for its 1999 Annual Meeting of Stockholders, filed April, 30, 1999).

10.7

Revolving Credit Agreement among AmREIT, Inc. and the lenders listed therein, with PNC Bank, National Association as Administrative Agent, PNC Capital Markets LLC as Sole Lead Arranger and Sole Bookrunner and Capital One, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 7, 2012).

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

10.18

Purchase and Sale Agreement dated as of October 12, 2012 between Preston Royal Realty Company and AmREIT Realty Investment Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).

10.19

Deed of Trust Security Agreement and Fixture Filing dated as of December 12, 2012 by and between AmREIT Preston Royal, LP and Transamerica Financial Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).

10.20

Secured Promissory Note dated as of December 12, 2012 by and between AmREIT Preston Royal, LP and Transamerica Financial Life Insurance Company (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 22, 2013).

10.21

Purchase and Sale Agreement dated as of July 15, 2013, by and between AmREIT Realty Investment Corporation and VIF II/AmREIT Woodlake LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013).

10.22

Loan Agreement dated as of September 18, 2013, by and between AmREIT Woodlake Square, LP and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 24, 2013).

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of KPMG

31.1 *	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

†	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
***

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013, and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT, Inc.

By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Date:	February 21, 2014

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	February 21, 2014
H. KERR TAYLOR
Chairman of the Board, President, and Chief Executive
Officer (Principal Executive Officer)

/s/ Chad C. Braun	February 21, 2014
CHAD C. BRAUN, Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ Brett P. Treadwell	February 21, 2014
BRETT P. TREADWELL, Senior Vice President – Finance and Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert S. Cartwright, Jr.	February 21, 2014
ROBERT S. CARTWRIGHT, JR., Director

/s/ Brent M. Longnecker	February 21, 2014
BRENT M. LONGNECKER, Director

/s/ Scot Luther	February 21, 2014
SCOT LUTHER., Director

/s/ Mack D. Pridgen III	February 21, 2014
MACK D. PRIDGEN III, Director

/s/ Philip W. Taggart	February 21, 2014
PHILIP W. TAGGART, Director

/s/ H.L. Rush, Jr.	February 21, 2014
H.L. RUSH, JR., Director

AmREIT, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

All other financial statement schedules are omitted as the required information is either not applicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AmREIT, Inc.:

          We have audited the accompanying consolidated balance sheets of AmREIT, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AmREIT, Inc.:

          We have audited AmREIT, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AmREIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, AmREIT Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AmREIT, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the financial statement schedule, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 21, 2014

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012

ASSETS
Real estate investments at cost:
Land	$181,749	$147,460
Buildings	224,472	222,679
Tenant improvements	14,992	17,386
	421,213	387,525
Less accumulated depreciation and amortization	(37,356)	(39,820)
	383,857	347,705

Acquired lease intangibles, net	15,849	15,976
Investments in Advised Funds	15,689	7,953
Net real estate investments	415,395	371,634

Cash and cash equivalents	14,297	2,992
Tenant and accounts receivable, net	6,467	5,566
Accounts receivable - related party, net	693	821
Notes receivable, net	4,333	2,731
Notes receivable - related party, net	689	6,748
Deferred costs, net	3,214	3,696
Other assets	1,493	3,206
TOTAL ASSETS	$446,581	$397,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$199,851	$218,579
Accounts payable and other liabilities	11,582	9,593
Acquired below-market lease intangibles, net	7,881	3,507
TOTAL LIABILITIES	219,314	231,679

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 0 and 100,000,000 shares authorized as of December 31, 2013 and 2012, 0 and 11,657,563 shares issued and outstanding as of December 31, 2013 and 2012.	—	117
Common stock, $0.01 par value, 1,000,000,000 and 900,000,000 shares authorized as of December 31, 2013 and 2012, 19,628,037 and 4,465,725 shares issued and outstanding as of December 31, 2013 and 2012.	196	45
Capital in excess of par value	306,423	245,403
Accumulated distributions in excess of earnings	(79,352)	(79,850)
TOTAL STOCKHOLDERS’ EQUITY	227,267	165,715
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,581	$397,394

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Revenues:
Rental income from operating leases	$43,536	$37,251	$32,798
Advisory services income - related party	3,661	3,870	3,789
Lease termination fee income	—	—	131
Total revenues	47,197	41,121	36,718

Expenses:
General and administrative	8,302	6,773	6,082
Property expense	12,564	10,067	7,944
Legal and professional	1,104	911	945
Real estate commissions	292	387	342
Acquisition costs	299	687	229
Depreciation and amortization	11,945	8,861	8,233
Impairment recovery - notes receivable	—	(443)	(1,071)
Total expenses	34,506	27,243	22,704

Operating income	12,691	13,878	14,014
Other income (expense):
Gain on sale of real estate acquired for investment	7,696	—	—
Interest and other income	609	485	493
Interest and other income - related party	187	462	319
Income (loss) from Advised Funds	99	(238)	(384)
State income taxes	(30)	(2)	(35)
Interest expense	(9,603)	(10,250)	(9,971)
Issuance costs	—	—	(914)

Income from continuing operations	11,649	4,335	3,522

Income from discontinued operations, net of taxes	81	125	301
Gain on sale of real estate acquired for resale, net of taxes	3,089	—	417
Income from discontinued operations	3,170	125	718

Net income	$14,819	$4,460	$4,240

Net income per share of common stock - basic and diluted
Income before discontinued operations	$0.65	$0.31	$0.30
Income from discontinued operations	0.18	0.01	0.06
Net income	$0.83	$0.32	$0.36

Weighted average shares of common stock used to compute net income per share, basic and diluted	17,169	13,120	11,384

Distributions per share of common stock	$0.80	$0.80	$0.80

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Treasury stock	Total

Balance at December 31, 2010	$116	$—	$191,485	$(68,160)	$(346)	$(28)	$123,067

Net income	—	—	—	4,240	—	—	4,240
Change in fair value of hedge liability	—	—	—	—	346	—	346
Deferred compensation	—	—	(762)	—	—	—	(762)
Issuance of shares of Class A common stock for deferred compensation	1	—	761	—	—	—	762
Amortization of deferred compensation	—	—	561	—	—	—	561
Forfeitures of shares of Class A common stock	—	—	30	—	—	(43)	(13)
Retirement of shares of Class A common stock	(1)	—	(70)	—	—	71	—
Distributions	—	—	—	(9,277)	—	—	(9,277)

Balance at December 31, 2011	$116	$—	$192,005	$(73,197)	$—	$—	$118,924

Net income	—	—	—	4,460	—	—	4,460
Deferred compensation	—	—	(5,299)	—	—	—	(5,299)
Issuance of Class A shares of common stock for deferred compensation	1	3	5,295	—	—	—	5,299
Issuance of shares of Common Stock	—	42	52,655	—	—	—	52,697
Amortization of deferred compensation	—	—	815	—	—	—	815
Retirement of shares of Class A common stock	—	—	(68)	—	—	—	(68)
Distributions	—	—	—	(11,113)	—	—	(11,113)

Balance at December 31, 2012	$117	$45	$245,403	$(79,850)	$—	$—	$165,715

Net income	—	—	—	14,819	—	—	14,819
Deferred compensation	—	—	(948)	—	—	—	(948)
Issuance of shares of Common Stock for deferred compensation	—	—	948	—	—	—	948
Exchange of Class A common stock into Common Stock	(117)	117	—	—	—	—	—
Issuance of shares of Common Stock	—	34	59,803	—	—	—	59,837
Amortization of deferred compensation	—	—	1,217	—	—	—	1,217
Distributions	—	—	—	(14,321)	—	—	(14,321)

Balance at December 31, 2013	$—	$196	$306,423	$(79,352)	$—	$—	$227,267

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$14,819	$4,460	$4,240
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of real estate acquired for resale	9,131	—	2,457
Acquisition and improvements to real estate acquired for resale	(4,542)	—	—
Gain on sale of real estate acquired for resale	(3,089)	—	(549)
Gain on sale of real estate acquired for investment	(7,696)	—	—
Impairment recovery - notes receivable	—	(443)	(1,071)
Bad debt expense (recoveries)	(136)	44	(322)
(Income) loss from Advised Funds	(99)	238	384
Cash receipts (income recognized) for related party fees	(30)	17	14
Depreciation and amortization	12,152	9,336	8,575
Amortization of deferred compensation	1,217	815	561
Decrease (increase) in tenant and accounts receivable	(1,282)	(1,500)	1,177
Increase in accounts receivable - related party	(885)	(1,946)	(64)
Decrease (increase) in other assets	1,529	(1,157)	489
Decrease in accounts payable and other liabilities	904	1,466	605
Net cash provided by operating activities	21,993	11,330	16,496

Cash flows from investing activities:
Improvements to real estate, including tenant improvements and leasing costs	(2,286)	(3,827)	(4,492)
Net cash paid for acquisition of investment properties	(60,820)	(42,760)	(21,594)
Additions to furniture, fixtures and equipment	(32)	(18)	(47)
Notes receivable collections	170	1,175	1,071
Notes receivable advances	(1,483)	—	—
Investments in and advances to Advised Funds	(1,760)	(1,421)	(3,353)
Distributions and payments from Advised Funds	12,180	3,284	1,016
Cash received from qualified intermediary	—	—	9,370
Proceeds from sale of investment property	32,861	—	—
Net cash used in investing activities	(21,170)	(43,567)	(18,029)

Cash flows from financing activities:
Proceeds from notes payable	65,550	59,100	35,870
Payments of notes payable	(100,575)	(65,457)	(24,577)
Payments for financing costs	(9)	(980)	(88)
Issuance of shares of Common Stock	62,962	58,146	—
Issuance costs	(3,125)	(5,449)	—
Retirement of shares of Class A common stock	—	(68)	—
Common dividends paid	(14,321)	(11,113)	(9,277)
Net cash provided by financing activities	10,482	34,179	1,928

Net increase in cash and cash equivalents	11,305	1,942	395
Cash and cash equivalents, beginning of period	2,992	1,050	655
Cash and cash equivalents, end of period	$14,297	$2,992	$1,050

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$9,310	$9,716	$9,260
Taxes	$275	$229	$566

Deferred compensation recorded upon issuance of restricted shares of common stock	$948	$5,299	$762

Reclassification of tenant and accounts receivable to notes receivable	$327	$284	$—

Reclassification of accounts receivable - related party to notes receivable - related party	$1,013	$1,770	$—

Assumption of debt associated with the acquisition of operating properties	$23,000	$23,400	$28,510

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

1. OUR BUSINESS AND OUR RECENT HISTORY

Our Business

          We are a full service, vertically integrated and self-administered REIT that owns, operates, acquires and selectively develops and redevelops primarily neighborhood and community shopping centers located in high-traffic, densely populated, affluent areas with high barriers to entry. We seek to own properties in major cities in the United States that contain submarkets with characteristics comparable to our Core Markets. Our shopping centers are often anchored by strong national and local retailers, including supermarket chains, drug stores and other necessity-based retailers. Our remaining tenants consist primarily of specialty retailers and national and local restaurants. Over our 29-year history, we have acquired, owned and operated retail properties across 19 states. We have elected to be taxed as a REIT for federal income tax purposes.

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

          As of December 31, 2013, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to seven real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of December 31, 2013, our Advised Funds held all or a portion of ownership in 16 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2013, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

          Our significant continuing involvement in MacArthur Park through our 30% ownership in the MacArthur Park Joint Venture precludes us from treating our contribution of the property to the joint venture as discontinued operations (see Notes 3 and 4). Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture are reported as a component of our income from continuing operations.

Reclassifications

          Certain immaterial reclassifications have been made to our consolidated statements of operations for the years ended December 31, 2012 and 2011, to conform to current period presentation. These items had no impact on previously reported net income, the consolidated balance sheets or consolidated statements of cash flows.

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

Financial Instruments

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short term nature of the instruments and/or due to impairments. Our notes payable consist of fixed-rate mortgages and our $75 million Facility. As of December 31, 2013, we had $0 outstanding under the $75 million Facility. See Note 6 for further discussion of the fair value of our fixed-rate notes payable.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. A substantial portion of our revenue is earned from operating leases. Our operating leases range from one to 60 years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2013 is as follows (in thousands):

Year ended December 31,	Minimum base rents
2014	$34,803
2015	29,631
2016	25,099
2017	20,200
2018	16,375
Thereafter	80,482
$206,590

          Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2013, 2012 and 2011, we recognized percentage rents of $721,000, $631,000 and $425,000, respectively. Accrued rents are included in tenant and accounts receivable, net.

          Lease termination income – We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2013, 2012 and 2011, we recognized lease termination fees of $0, $0, and $131,000 respectively.

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

Discontinued Operations

          Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties and business has been reclassified as discontinued operations in the accompanying statements of operations. See Note 3 for additional information related to our discontinued operations.

Gain on Sale of Real Estate

          We recognize gains and losses on sales of real estate under the full accrual method once the criteria are met. If such criteria are not met, we defer such gains and recognize them under either the installment or the deposit methods of profit recognition, as appropriate. During the years ended December 31, 2013, 2012 and 2011, we recognized gains on sales of real estate acquired for resale of $3.1 million, $0 and $417,000, respectively, which are included in income from discontinued operations. During the year ended December 31, 2013, we recognized a gain on the sale of real estate acquired for investment of $7.7 million related to our MacArthur Park Joint Venture. This gain is included in income from continuing operations. Our continuing involvement in the operations of this property precludes us from recognizing the gain as a component of discontinued operations. We had no sales of real estate acquired for investment during the years ended December 31, 2012 and 2011.

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress. Costs capitalized relate to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, direct construction costs as well as the salaries and payroll costs of personnel directly involved. Additionally, we capitalize costs related to development and significant redevelopment activities, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and indirect development costs related to buildings under construction. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment; however, capitalization of such costs generally ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

          During the years ended December 31, 2013 and 2012, we capitalized external and internal costs related to both development and redevelopment activities of $182,000 and $0, respectively.

          We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable.

          Acquired Properties and Acquired Intangibles – We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred. See Note 3 for additional information related to our recent property acquisitions.

          Depreciation – Depreciation is computed using the straight-line method over an estimated useful life, generally, 39 – 50 years for buildings, up to 20 years for site improvements and over the term of the lease for tenant improvements. Leasehold estate properties, which are properties where we own the building and improvements and are subject to a ground lease because we do not own the related ground, are amortized over the life of the ground lease.

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the years ended December 31, 2013, 2012 and 2011.

Investments in Advised Funds

          Our investments in our Advised Funds are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis as prescribed under GAAP. See Note 4 for further disclosure related to our Advised Funds. We review our investments in Advised Funds for impairment in a similar manner as performed on our properties. If we believe there is a decline in the fair value of the investment that is other-than-temporary, we will impair the investment and a loss will be recorded by the amount by which the carrying value of the investment exceeds its fair value.

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

          The table below summarizes the activity within our allowance for uncollectible accounts for tenant receivables (in thousands):

	Year ended December 31,
	2013	2012	2011
Beginning balance	$1,134	$1,780	$2,068
Additional reserves	419	523	540
Collections/reversals	(499)	(479)	(788)
Write-offs	(15)	(690)	(40)
Ending balance	$1,039	$1,134	$1,780

Notes Receivable

          Included in notes receivable is a $4.0 million note due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property that we seller-financed in 2009. The note matured unpaid on December 31, 2010, and we recorded a $1.3 million impairment to reduce the value of the note to the fair value of the underlying collateral. During 2012 and 2011, we recorded impairment recoveries of $229,000 and $1.1 million, respectively, to reflect payments received on this note. During 2013, we extended the note to June 30, 2014, and we advanced an additional $1.5 million to the borrower. This note was repaid in full in January 2014.

          Also included in notes receivable is approximately $371,000 in notes receivable from various tenants. An allowance for the uncollectible portion of notes receivable from tenants is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2013 and 2012, we had an allowance for uncollectible notes receivable from tenants of $38,000 and $45,000, respectively. During the years ended December 31, 2013 and 2012, we recorded bad debt expense related to tenant notes receivable of $39,000 and $19,000, respectively. During the year ended December 31, 2011, we recorded bad debt recoveries of $71,000.

Notes Receivable – Related Party

          Included in notes receivable – related party are loans made to certain of our affiliated Advised Funds related to the acquisition or development of properties and the deferral of asset management fees. These loans bear interest at the rate on our $75 million Facility plus 50 basis points and are due upon demand. The notes are secured by the Advised Funds’ ownership interests in various unencumbered properties. As of December 31, 2013 and 2012, our notes receivable – related party had a face value of $1.4 million and $7.4 million, respectively, with reserve allowances of $670,000 and $639,000, respectively. The reserves represent the amount by which losses recognized on our equity investment in the entity exceeds our basis in the equity investment. GAAP provides that, to the extent such an ‘excess loss’ exists and we have made an additional investment in the entity via a loan, that excess loss should be recorded as a reduction in the basis of the loan. We do not believe that these reserves are indicative of the ultimate collectability of these receivables.

Issuance Costs

          Issuance costs incurred for the purposes of raising capital through the sale of common stock are treated as a reduction of stockholders’ equity. During the years ended December 31, 2013 and 2012, we incurred underwriting commissions, legal, accounting and other offering-related costs of approximately $3.1 million in connection with our 2013 Follow-on Offering and $5.4 million in connection with our 2012 Offering, respectively.

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

Derivative Financial Instruments

          We did not have any derivative financial instruments as of December 31, 2013 or 2012. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. The impact of derivative accounting is immaterial to our consolidated financial statements. We do not use derivative financial instruments for trading or speculative purposes. GAAP requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Changes in fair value of derivatives that qualify as cash flow hedges are recognized in other comprehensive income, or OCI, while the ineffective portion of the derivative’s change in fair value is recognized in the income statement. As the hedge transactions settle, gains and losses associated with the transaction are reclassified out of OCI and into earnings. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

          During the year ended December 31, 2011, we had an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% hedging our variable-rate loan on our MacArthur Park property. The swap matured on December 1, 2011. We designated this interest rate swap as a cash flow hedge for financial reporting purposes and therefore recorded any changes in its fair value to other comprehensive income. The swap settled monthly with an amount paid to or received from our counterparty, which was recorded as an adjustment to interest expense. During the year ended December 31, 2011, we paid $356,000 related to this swap.

Recent Accounting Pronouncements

          In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This Accounting Standards Update amends current GAAP to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for net operating loss or other tax credit carryforwards when settlement is available under the tax law. The provisions of this standard are effective for us on January 1, 2014, and are required to be applied to all unrecognized tax benefits in existence. Retrospective application may be applied to prior reporting periods presented. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

          In April 2013, the FASB issued Accounting Standards update No. 2013-07 “Liquidation Basis of Accounting, which requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. However, the standard further clarifies that if a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The provisions of this standard are effective for us on January 1, 2014. We have four investments in high net worth investment funds that have all entered their liquidation phase as defined in their respective partnership agreements. See Note 4. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements as we believe that our high net worth investment funds are following the approved plan for liquidation as outlined at inception in the respective partnership agreements and liquidation basis does not apply.

Subsequent Events

          We did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3. REAL ESTATE ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions

          Woodlake Square – On September 18, 2013, we acquired the Woodlake Square shopping center from VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains approximately 157,000 square feet of GLA and had an occupancy of 88.6% at the time of purchase. Its major tenants include Randalls, Walgreens and Jos. A. Bank. Prior to the closing of the acquisition, we managed Woodlake Square through ARIC and its joint venture with AEW Capital, which owned a 90% interest in the joint venture. MIG III and MIG IV (affiliates of ours) also owned a 3% and 6% interest in the joint venture, respectively. The purchase price was negotiated on an arms-length basis between the Company and AEW Capital. We funded the purchase price with cash on hand and escrow deposits of approximately $18.1 million, property first mortgage loan from PNC Bank in the amount of $23.0 million and assumption of approximately $449,000 in net liabilities and prorations (primarily accrued property taxes).

          Preston Royal East land – On July 17, 2013, we acquired the ownership of the underlying land at Preston Royal East for $15.4 million combining our ownership of the shopping center improvements with the land. The acquisition was funded through cash on hand and borrowings under our $75 Million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

          Fountain Oaks – On June 25, 2013, we acquired Fountain Oaks, a Kroger anchored retail shopping center located in Atlanta, Georgia with approximately 161,000 square feet of GLA, for approximately $27.7 million exclusive of closing costs. The property was 88.7% leased on the closing date, and the acquisition was funded through a draw on our $75 million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

          Loop 610 & Ella – On April 4, 2013, we acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas for $2.3 million. The property was acquired by ARIC with the intent to sell it in the near term. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. We sold the property on November 12, 2013, for $7.5 million, which resulted in a gain of $2.3 million. This gain is reflected in the gain on sale of real estate acquired for resale, net of taxes, on our consolidated statements of operations for the year ended December 31, 2013.

          The table below details the total cash paid as reported on our consolidated statements of cash flows and the corresponding values assigned to the assets and liabilities acquired related to the above acquisitions during the year ended December 31, 2013 (in thousands):

	Woodlake Square	Fountain Oaks	Preston Royal East land	610 & Ella(1)	Consolidated Total
Assets
Land	$24,474	$10,253	$15,366	$2,344	$52,437
Building	16,520	16,548	—	—	33,068
Tenant improvements	788	433	—	—	1,221
Acquired lease intangibles, net	3,859	2,212	—	—	6,071
Other assets	258	4	—	—	262
Liabilities
Notes payable	(23,000)	—	—	—	(23,000)
Accounts payable and other liabilities	(707)	(276)	—	(8)	(991)
Acquired below-market lease intangibles	(4,116)	(1,796)	—	—	(5,912)
Net cash paid for acquisition of investment properties	$18,076	$27,378	$15,366	$2,336	$63,156

(1)	Purchased with the intent to sell in the near term and included in cash flows from operations.

          Preston & Royal Shopping Center – On December 12, 2012, we acquired the Preston Royal Shopping Center, a retail shopping center containing approximately 230,000 square feet of GLA located in Dallas, Texas, for a purchase price of $66.2 million, exclusive of closing costs. The property, originally built in 1956 and 1959 and is located on the northwest corner and northeast corner of the intersection of Preston Road and Royal Lane in Dallas, Texas. The northwest corner is comprised of a fee simple interest and is subject to mortgage financing. The northeast corner consisted of a leasehold interest with 27 years remaining on the ground lease at the time of purchase. As noted above, we acquired the ownership of the underlying land on the northeast corner combining our ownership of the shopping center improvements with the land. Collectively, the two corners were 97.3% leased at closing with major tenants including Tom Thumb, Barnes & Noble and Spec’s. The purchase price was funded through a combination of cash on hand, draws on our $75 Million Facility and $23.4 million in mortgage financing on the property.

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

Pro Forma Results of Acquisitions

          The table below presents our pro forma results of operations for the years ended December 31, 2013 and 2012, for all of our acquisitions assuming that we acquired Woodlake Square, Fountain Oaks and the Preston Royal Shopping Center (including the land under Preston Royal East) on January 1, 2012 (in thousands):

		Pro forma adjustments
	Historical results	Woodlake Square	Fountain Oaks	Preston Royal Shopping Center	Pro forma results
Year ended December 31, 2013

Total revenues	$47,197	$2,310	$1,191	$—	$50,698
Net income	$14,819	$(42)	$342	$577	$15,696

Year ended December 31, 2012

Total revenues	$41,121	$2,989	$2,457	$6,804	$53,371
Net income	$4,460	$(23)	$(46)	$(502)	$3,889

Real Estate Joint Venture and Deconsolidation of MacArthur Park

          On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for approximately $25.5 million and placed mortgage financing on the combined property of $43.9 million. The MacArthur Park Joint Venture fully defeased our existing mortgage loan secured by the MacArthur Park property of approximately $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received from the joint venture a cash distribution of approximately $35.2 million, which funds were used to repay borrowings under our $75 Million Facility.  We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after a lock-out period.

          Our 30% ownership interest does not qualify for consolidation under GAAP. Accordingly, we deconsolidated this property on March 26, 2013. Included on our consolidated balance sheet as of December 31, 2013 is our investment in the MacArthur Park Joint Venture of $8.5 million, which represents our historical basis in the MacArthur Park net assets plus post-closing cash contributions and distributions. Our December 31, 2012, consolidated balance sheet includes MacArthur Park real estate assets of approximately $43.2 million and notes payable of approximately $6.6 million. The table below details the significant assets and liabilities of MacArthur Park that were deconsolidated during the period as a result of this transaction:

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

          Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture, and we account for our ownership under the equity method since the date of the formation of the joint venture. See also Note 4 for discussion of our investments in Advised Funds and our investments accounted under the equity method. Additionally, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations.

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

          During each of 2013 and 2011, we sold two non-core, single-tenant properties to third parties. The following table is a summary of our discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except for per share data):

	Year ended December 31,
	2013	2012	2011
Revenues:
Rental income from operating leases	$133	$187	$398
Total revenues	133	187	398

Expenses:
General and Administrative	1	1	(5)
Property expense	25	29	27
Legal and professional	12	8	42
Depreciation and amortization	14	23	37
Other expense (income)	—	1	(4)
Total expenses	52	62	97

Income from discontinued operations, net of tax	81	125	301

Gain on sale of real estate acquired for resale, net of taxes	3,089	—	417

Income from discontinued operations	3,170	125	718

Basic and diluted income from discontinued operations per share	$0.18	$0.01	$0.06

4. INVESTMENTS IN ADVISED FUNDS

          As of December 31, 2013, our Advised Funds included four high net worth investment funds, one institutional joint venture with J.P. Morgan Investment Management, one institutional joint venture with Goldman Sachs and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

          The table below details our investments in our Advised Funds as of December 31, 2013 and 2012 (in thousands).

Investment	Ownership	December 31, 2013	December 31, 2012
High net worth investment funds:
MIG	2.4%	$167	$171
MIG II	2.6%	204	201
MIG III	2.1%	179	197
MIG IV	2.6%	176	177
Joint ventures:
AmREIT MacArthur Park, LLC	30.0%	8,519	—
AmREIT SPF Shadow Creek, L.P.	10.0%	5,567	5,728
AmREIT Westheimer Gessner, L.P.	10.0%	877	1,364
AmREIT Woodlake, L.P.	1.0%	—	115
Total		$15,689	$7,953

High Net Worth Investment Funds

          Our four high net worth investment funds are limited partnerships, wherein each of the unrelated limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 2.6%. As a sponsor of our Advised Funds, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, the general partner begins sharing in the available cash flow at various promoted levels. Our Advised Funds are designed to have a finite life with a specified liquidation commencement date, which may be extended dependent upon approval from the majority of the limited partners. Liquidation commencement has begun for all of our high net worth investment funds, and we, as general partner, will begin to actively market all operating properties, complete all development and redevelop projects and wind up operations in an orderly fashion, which may take months or years to complete.

          MIG – MIGC, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own a 1.4% limited partner interest in MIG. MIG was originally scheduled to begin liquidation in November 2009; however, the liquidation commencement date was extended to March 2013, pursuant to the approval of a majority of the limited partners. We expect MIG to be liquidated over the next 12-18 months. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC as, if and when the annual return thresholds have been achieved by the limited partners.

          MIG II – MIGC II, our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own a 1.6% limited partner interest in MIG II. MIG II was originally scheduled to begin liquidation in March 2011; however, the liquidation commencement date was extended to March 2013, pursuant to the approval of a majority of the limited partners. We expect MIG II to be liquidated over the next 12-18 months. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

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

          MIG IV – MIGC IV, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We currently own a 1.6% limited partner interest in MIG IV. MIG IV’s liquidation date commenced on November 30, 2013. During the liquidation stage, we cannot reinvest net proceeds from the sales of properties without limited partner approval. As we stabilize and sell the properties, we will either be presenting, to the extent available, additional investment opportunities to the limited partners or will be distributing to them the net proceeds received from the sales of the properties. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

Joint Ventures

          AmREIT MacArthur Park LLC – On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs. We contributed our MacArthur Park property for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. See Note 3 for a further discussion of this transaction. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future, after expiration of a two-year lock-out period. Upon closing this transaction, the MacArthur Park Joint Venture incurred acquisition costs of $547,000, of which $164,000 represents our 30% portion. Our portion of these costs has been included in loss from Advised Funds on our consolidated statements of operations for the year ended December 31, 2013. We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of December 31, 2013, differs from our proportionate share of the joint venture’s net assets by $2.6 million. This basis difference represents the difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over 10 years, which is the expected holding period of the joint venture, and include the amortization in income (loss) from Advised Funds on our consolidated statements of operations.

          AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, L.P. was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. We, MIG III and MIG IV now hold a 10%, 30% and 40% interest in the Woodlake Pointe Shopping Center, respectively.

          AmREIT SPF Shadow Creek, L.P. – In 2009, we acquired a 10% investment in AmREIT SPF Shadow Creek, L.P., which was formed to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000, which were recorded as an other-than-temporary impairment. MIG IV and a third-party institutional joint venture partner own the remaining 10% and 80% ownership interests, respectively.

          AmREIT Woodlake, L.P. – We previously held a 1% interest through ARIC in VIF II/AmREIT Woodlake, L.P., which owned, leased and managed Woodlake Square, a grocery-anchored shopping center located in Houston, Texas. Our 1% interest in Woodlake Square, also carried a promoted interest in profits and cash flows once an 11.65% return was met on the project. The remainder of the interests in the joint venture was owned by an unaffiliated institutional partner. On September 18, 2013, we completed the acquisition of the Woodlake Square shopping center from this joint venture. See Note 3 for a further discussion of this acquisition.

          Combined condensed financial information for the Advised Funds (at 100%) is summarized as follows (in thousands):

	As of December 31,
Combined Balance Sheets	2013	2012
Assets
Property, net	$241,343	$185,821
Cash	15,006	10,182
Notes receivable	352	312
Other assets	48,854	41,938
Total assets	305,555	238,253
Liabilities and partners’ capital:
Notes payable(1)	158,811	122,882
Other liabilities	18,276	18,654
Partners capital	128,468	96,717
Total liabilities and partners’ capital	$305,555	$238,253
AmREIT share of partners’ capital	$15,689	$7,953

(1)	Includes $1,359 and $7,387 payable to us as of December 31, 2013 and 2012, respectively.

Combined Statements of Operations	Year ended December 31,
	2013	2012	2011
Revenue
Total revenue	$26,239	$16,885	$18,259
Expense
Interest	7,966	7,362	8,189
Depreciation and amortization	10,233	7,574	7,904
Other	11,634	7,419	11,851
Total expense	29,833	22,355	27,944

Net loss	$(3,594)	$(5,470)	$(9,685)

AmREIT share of net income (loss)	$99	$(238)	$(384)

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

Balance Sheet Presentation

          Total in-place and above and below-market lease amounts and their respective accumulated amortization as of December 31, 2013 and 2012, are as follows (in thousands):

	December 31, 2013	December 31, 2012
Acquired lease intangible assets:
In-place leases	$27,369	$27,821
In-place leases – accumulated amortization	(13,381)	(14,096)
Below-market ground lease	—	358
Above-market leases	3,950	3,774
Above-market leases – accumulated amortization	(2,089)	(1,881)
Acquired leases intangibles, net	$15,849	$15,976

Acquired lease intangible liabilities:
Below-market leases	$10,076	$6,286
Below-market leases – accumulated amortization	(2,195)	(2,779)
Acquired below-market lease intangibles, net	$7,881	$3,507

Statements of Operations Presentation

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Statements of operations	Year ended December 31,
	presentation	2013	2012	2011
In-place leases	amortization expense	$4,196	$2,061	$2,117
Above-market leases	reduction of rental income	$387	$95	$108
Below-market leases	increase in rental income	$841	$292	$274
Below-market ground lease	property expense	$358	$—	$—

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization expense (in-place lease value)	Rental income (above and below-market rent)
2014	$3,613	$350
2015	2,626	259
2016	1,860	27
2017	1,121	(3)
2018	782	19
	$10,002	$652

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

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2013, and 2012 (in thousands):

December 31, 2013	Level 1	Level 2	Level 3
Fixed-rate notes payable	—	207,169	—

December 31, 2012	Level 1	Level 2	Level 3
Fixed-rate notes payable	—	196,112	—

Notes Payable

          Our notes payable consist of our $75 million Facility, which carries a variable rate plus an applicable margin (see Note 7), and fixed-rate mortgage debt. We entered into the $75 Million Facility in the third quarter of 2012 and therefore believe that the applicable margin represents the best estimate of fair value and, accordingly, its fair value is equal to its carrying value of $33.5 million as of December 31, 2012. As of December 31, 2013, we had $0 outstanding under the $75 million Facility. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

Real Estate Investments and Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that required complex and subjective judgments to be made by management. We determine the fair value of the properties by applying an income method using assumptions that include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property as well as certain macroeconomic factors. We did not recognize any impairment charges related to any of our properties during the years ended December 31, 2013, 2012 and 2011.

7. NOTES PAYABLE

          Our outstanding debt as of December 31, 2013, and 2012, consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Fixed-rate mortgage loans	$199,851	$185,079
$75 Million Facility	—	33,500
Total	$199,851	$218,579

          As of December 31, 2013 and 2012, the $75 Million Facility was our primary source of additional credit. The $75 Million Facility has a term of three years and has an accordion feature that may allow us to increase the availability by $75 Million to $150.0 million provided we are not in default and certain conditions are met. During 2013, we utilized the $75 Million Facility to fund a portion of various property acquisitions, and we expect to use it in the future for general corporate purposes including debt financing, property acquisitions, new construction, renovations, expansions, tenant improvement costs and equity investments.

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

          Our ability to borrow under the $75 Million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75 Million Facility if we default on any of our other indebtedness that equals or exceeds $1.0 million, including any indebtedness we have guaranteed. As of December 31, 2013, our availability under our $75 Million Facility was $71.6 million based upon the value of our unencumbered asset pool.

          As of December 31, 2013, the weighted average interest rate on our fixed-rate debt was 4.7%, and the weighted average remaining life of such debt was 4.1 years.

          New fixed-rate property mortgage transactions during the years ended December 31, 2013 and 2012 were as follows:

2013

•

On September 18, 2013, we purchased the Woodlake Square property with a fixed rate mortgage of $23.0 million. The note bears interest at 4.30% with monthly interest-only payments through November 1, 2021, followed by monthly payments of principal and interest assuming 30-year amortization period with a final lump sum payment due October 1, 2023.

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

          As of December 31, 2013, scheduled principal payments on notes payable and the $75 Million Facility were as follows (in thousands):

Year ended December 31,	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2014	$2,208	$—	$2,208
2015	2,273	50,428	52,701
2016	1,690	67,431	69,121
2017	1,292	—	1,292
2018	1,133	10,910	12,043
Beyond five years	2,912	59,369	62,281
Unamortized debt premiums	—	205	205
Total	$11,508	$188,343	$199,851

8. INCOME TAXES

          We have elected to be taxed as a REIT under the Internal Revenue Code and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status. Instead, our stockholders must report their share of income distributed in the form of dividends. However, ARIC, our real estate development and operating business, is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio of assets and Advised Funds as well as to third parties. ARIC and its wholly-owned subsidiaries are treated as taxable REIT subsidiaries for federal income tax purposes and are not subject to the REIT exemption above. To the extent we are subject to federal and state income taxes, we account for income taxes under the asset and liability method.

Non-taxable Operations

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

          As of December 31, 2013, the gross tax and book bases of real estate assets were $443.9 million and $421.2 million, respectively. As of December 31, 2012, the gross tax and book bases of real estate assets were $407.0 million and $387.5 million, respectively.

Taxable Operations

          Income tax expense attributable to the continuing and discontinued operations of our taxable REIT subsidiaries for the years ended December 31, 2013, 2012 and 2011 consists of the following and is included in income tax expense or in discontinued operations as appropriate (in thousands):

	2013	2012	2011
Federal - current	$280	$(443)	$(219)
Federal - deferred	444	38	30
State - current	30	35	35
Valuation allowance	(724)	372	189
Total income tax expense	$30	$2	$35

          Our effective federal tax rate differs from the statutory tax rate of 34% for the years ended December 31, 2013, 2012 and 2011 as a result of the offsetting change in our valuation allowance. Our income taxes for these periods primarily relate to the Texas Margin Tax discussed below. No other significant permanent differences exist between book and taxable income of the taxable REIT subsidiaries.

Texas Margin Tax

          We have recorded an income tax provision of $30,000, $35,000 and $35,000 for the Texas Margin Tax for the years ended December 31, 2013, 2012 and 2011, respectively. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.

Deferred Tax Assets and Valuation Allowance

          Our taxable REIT subsidiaries had a gross deferred tax asset of $2.3 million and $3.0 million as of December 31, 2013 and 2012, respectively. Our deferred tax assets relate to net operating loss carry forwards, fixed assets (primarily depreciation), intercompany interest with ARIC and fees received from transactions with our Advised Funds. To the extent that we have deferred tax assets at period end, we will determine whether it is more likely than not that we will generate sufficient future taxable income in order to realize those assets. In making that determination, we will consider our current financial position, our results of operations for the current and preceding years, and our expectation of future operations. As of December 31, 2013 and 2012, our deferred tax assets were fully offset by a valuation allowance as we believe they are not more likely than not to be realized.

Taxation of Our Dividends

          A summary of the income tax status of our dividends paid for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Taxable ordinary dividend	73.5%	68.5%	77.5%
Capital gain distribution	26.5%	0.0%	0.3%
Un-recaptured section 1250 gain	18.2%	0.0%	0.3%
Return of capital	0.0%	31.5%	22.3%

9. STOCKHOLDERS’ EQUITY

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

2013 Follow-on Offering

          On July 19, 2013, we completed the sale of 3,450,000 shares of our common stock in an underwritten public offering, including 450,000 shares of our common stock sold pursuant to exercise of an over-allotment option by the underwriters. The 2013 Follow-on Offering was completed pursuant to our 2013 Shelf Registration Statement at a price to the public of $18.25 per share. We received net proceeds of approximately $60.0 million after deducting the underwriters’ discounts and other offering expenses. The proceeds were used to repay borrowings under our $75 Million Facility and to fund the acquisition of Woodlake Square. See also Note 3 for a discussion of our acquisitions and Note 7 for repayment of portions of our debt.

Exchange of Class A Common Stock into Common Stock

          A one-for-one conversion of our Class A common stock into shares of Class B common stock was approved by our stockholders at our 2013 annual meeting of stockholders held on April 18, 2013. The conversion was executed on April 25, 2013, and the rights of the Class A common stockholders did not change except that the converted shares were listed and became tradable on the NYSE at that time. In connection with such conversion, we simultaneously changed the designation of the Class B common stock to “Common Stock” such that we now have a single class of common stock outstanding. Our Common Stock is listed on the NYSE.

Our 2012 Offering

          On August 1, 2012, we completed the sale of 3,650,000 shares of our Common Stock and simultaneously listed our Common Stock on the NYSE under the symbol “AMRE.” We received net proceeds of approximately $46.3 million, which were used to repay $45.3 million of mortgage debt. On August 24, 2012, we sold an additional 503,226 shares of our Common Stock to our underwriters at the offering price pursuant to the exercise of the underwriters’ over-allotment option. We received net proceeds of approximately $6.5 million from the sale of the additional shares. In addition, we issued 312,499 shares of restricted Common Stock to our officers and directors in connection with our 2012 Offering that will vest over a ten-year period beginning on the fourth anniversary of the grant.

Equity Incentive Plan

          Our 1999 Flexible Incentive Plan is designed to attract and retain the services of our directors and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares of our restricted common stock. All long-term compensation awards are designed to vest over a period of three to ten years and promote retention of our team. Effective July 23, 2012, we amended the 1999 Flexible Incentive Plan to provide that all future awards are in, or related to, shares of our Common Stock.

Restricted Stock Issuances

          Deferred compensation includes grants of restricted stock to our directors and officers as a form of long-term compensation. The share grants vest over a period of three to ten years. We determine the fair value of the restricted stock as the number of shares awarded multiplied by the closing price per share of our common stock on the NYSE on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.

          The following table presents restricted share activity during the years ended December 31, 2013 and 2012:

	2013		2012
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	542,516	$15.24	207,199	$17.88
Granted	54,750	17.33	376,970	13.91
Vested	(37,251)	16.25	(41,653)	16.28
End of period	560,015	$15.38	542,516	$15.24

          The total grant date fair value of shares vested during the years ended December 31, 2013 and 2012 was $605,000 and $678,000, respectively. Total compensation cost recognized related to restricted stock during years ended December 31, 2013 and 2012, was $1.2 million and $815,000, respectively. As of December 31, 2013, total unrecognized compensation cost related to restricted stock was $6.8 million, and the weighted average period over which we expect this cost to be recognized is 6.3 years.

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

          As further described in Note 9, we completed a one-for-two reverse stock split of our Common Stock on July 23, 2012 in connection with our 2012 Offering. Accordingly, all Common Stock share amounts and related per share data, including our EPS data below have been presented to reflect the reverse stock split. The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the year ended December 31,
	2013	2012	2011
Continuing Operations
Income from continuing operations attributable to common stockholders	$11,649	$4,335	$3,522
Less: Dividends attributable to unvested restricted stockholders	(445)	(287)	(166)
Basic and Diluted — Income from continuing operations	11,204	4,048	3,356
Discontinued Operations
Basic and Diluted — Income from discontinued operations	3,170	125	718
Net income attributable to common stockholders after allocation to participating securities	$14,374	$4,173	$4,074

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	17,169	13,120	11,384

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.65	$0.31	$0.30
Income from discontinued operations attributable to common stockholders	$0.18	$0.01	$0.06
Net income attributable to common stockholders	$0.83	$0.32	$0.36

(1)	Weighted average shares outstanding do not include unvested shares of restricted stock totaling 556, 359 and 207 for the years ended December 31, 2013, 2012 and 2011, respectively.

11. RELATED PARTY TRANSACTIONS

          See Note 4 regarding investments in our Advised Funds, Note 2 regarding notes receivable from affiliates and Note 3 for a discussion of our acquisition of The Market at Lake Houston.

          The table below details our income and administrative cost reimbursements from the Advised Funds for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Real estate fee income(1)	$2,807	$3,005	$2,491
Asset management fee income(2)	622	622	1,064
Construction management fee income(3)	232	243	234
Advisory services income - related party	$3,661	$3,870	$3,789
Interest and other income - related party	$187	$462	$319
Reimbursements of administrative costs	$881	$855	$885

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

12. CONCENTRATIONS

          As of December 31, 2013, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and Preston Royal East in Dallas, Texas, which accounted for 13.6% and 10.1% of total assets, respectively. Consistent with our strategy of investing in geographic areas that we know well, 21 of our properties are located in the Houston metropolitan area. These Houston properties represent 55.9%, 63.0% and 64.2% of our rental income for the years ended December 31, 2013, 2012 and 2011, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base revenues generated by our top ten tenants for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Kroger(1)	$2,000	$2,116	$2,116
Landry’s(2)	1,252	1,257	1,143
CVS/pharmacy	1,240	1,222	1,115
H-E-B(3)	1,110	1,110	938
Publix(4)	781	781	332
Safeway(5)	589	—	—
Bank of America	514	298	290
Barnes & Noble	503	177	211
Hard Rock Café	497	497	497
TGI Friday’s	474	459	451
	$8,960	$7,917	$7,093

(1)

Includes $131, $523 and $523 for the years ended December 31, 2013, 2012 and 2011, respectively, related to our Kroger tenant at our MacArthur Park property which was contributed to the MacArthur Park Joint Venture. See Note 3.

(2)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmicks, Mortons and The Grotto.
(3)	H-E-B, a regional grocer, is the anchor tenant at the Market at Lake Houston, which was acquired in February 2011
(4)	Publix, a regional grocer, is the anchor tenant at Alpharetta Commons, which was acquired in July 2011.
(5)	Includes Randalls and Tom Thumb, both of which are owned by Safeway.

13. COMMITMENTS AND CONTINGENCIES

          As the owner or operator of real property, we may incur liability based on various property conditions and may be subject to liability for personal injury or property damage sustained as a result. We maintain sufficient comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. In addition, we may be potentially liable for costs and damages related to environmental matters. In particular, we are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. There are no material pending legal proceedings known to be contemplated against us, and we are not aware of any environmental matters or liabilities with respect to our properties that would have a material adverse effect on our consolidated financial statements.

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

          Segment results for the years ended December 31, 2013, 2012 and 2011, were as follows (in thousands):

		Advisory Services
For the year ended December 31, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$43,536	$—	$—	$43,536
Advisory services income - related party	—	3,039	622	3,661
Total revenue	43,536	3,039	622	47,197

General and administrative	3,069	5,091	142	8,302
Property expense	12,564	—	—	12,564
Legal and professional	1,051	50	3	1,104
Real estate commissions	19	273	—	292
Acquisition costs	299	—	—	299
Depreciation and amortization	11,945	—	—	11,945
Total expenses	28,947	5,414	145	34,506

Gain on sale of real estate acquired for investemnt	7,696	—	—	7,696
Interest expense	(9,603)	—	—	(9,603)
Other income/(expense)	884	24	(43)	865
Income (loss) from continuing operations	$13,566	$(2,351)	$434	$11,649

		Advisory Services
For the year ended December 31, 2012	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$37,251	$—	$—	$37,251
Advisory services income - related party	—	3,248	622	3,870
Total revenue	37,251	3,248	622	41,121

General and administrative	2,362	4,302	109	6,773
Property expense	10,067	—	—	10,067
Legal and professional	826	82	3	911
Real estate commissions	—	387	—	387
Acquisition costs	687	—	—	687
Depreciation and amortization	8,861	—	—	8,861
Impairment charge - notes	(443)	—	—	(443)
Total expenses	22,360	4,771	112	27,243

Interest expense	(10,250)	—	—	(10,250)
Other income/(expense)	936	9	(238)	707
Income (loss) from continuing operations	$5,577	$(1,514)	$272	$4,335

		Advisory Services
For the year ended December 31, 2011	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$32,798	$—	$—	$32,798
Advisory services income - related party	147	2,578	1,064	3,789
Lease termination fee income	131	—	—	131
Total revenue	33,076	2,578	1,064	36,718

General and administrative	2,246	3,701	135	6,082
Property expense	7,919	25	—	7,944
Legal and professional	877	65	3	945
Real estate commissions	2	340	—	342
Acquisition costs	229	—	—	229
Depreciation and amortization	8,233	—	—	8,233
Impairment charge	(1,071)	—	—	(1,071)
Total expenses	18,435	4,131	138	22,704

Interest expense	(9,971)	—	—	(9,971)
Other income/(expense)	(281)	143	(383)	(521)
Income (loss) from continuing operations	$4,389	$(1,410)	$543	$3,522

15. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

          Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2013 and 2012 (amounts in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2013
Revenues as reported	$11,917	$10,784	$11,621	$12,962
Reclassification to discontinued operations	(38)	(49)	—	—
Adjusted revenues	$11,879	$10,735	$11,621	$12,962
Net income available to AmREIT stockholders	$8,396	$981	$1,265	$4,177
Net income per share - basic and diluted	$0.53	$0.06	$0.06	$0.21

For the year ended December 31, 2012
Revenues as reported	$10,060	$9,861	$10,027	$11,360
Reclassification to discontinued operations	(44)	(54)	(50)	(39)
Adjusted revenues	$10,016	$9,807	$9,977	$11,321
Net income available to AmREIT stockholders	$1,257	$1,446	$1,023	$734
Net income per share - basic and diluted	$0.11	$0.12	$0.07	$0.04

AmREIT, Inc and Subsidiaries
SCHEDULE III – Consolidated Real Estate Owned and Accumulated Depreciation
For the Year Ended December 31, 2013

	Initial Cost			Total Cost
			Cost
			Capitalized
			Subsequent to
Property Description	Building and		Acquisition	Building and			Accumulated	Date	Encumbrances
	Improvements	Land	(Note A)	Improvements	Land	Total	Depreciation	Acquired	(Note B)

SHOPPING CENTERS
500 Lamar, Texas	1,640,623	2,530,178	40,710	1,681,333	2,530,178	4,211,511	203,559	12/09/10	1,536,472
Alpharetta Commons, Georgia	12,901,200	4,663,425	53,165	12,954,365	4,663,425	17,617,790	946,456	07/29/11	12,018,285
Bakery Square, Texas	4,806,518	4,325,612	268,088	5,064,733	4,335,486	9,400,218	1,303,500	07/21/04	1,593,678
Brookwood Village, Georgia	6,195,376	3,355,689	45,889	6,241,265	3,355,689	9,596,954	502,810	05/10/11	7,171,104
Cinco Ranch, Texas	11,558,491	2,666,534	100,996	11,657,795	2,668,226	14,326,021	3,221,558	07/01/04	9,750,000
Courtyard Square, Texas	1,777,161	4,133,641	(12,404)	1,747,646	4,150,752	5,898,398	412,418	06/15/04	-
Fountain Oaks, Georgia	15,379,737	10,253,507	1,650,733	17,030,470	10,253,507	27,283,977	272,243	06/25/13	-
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	1,201,784	3,584,274	1,369,065	4,953,339	1,408,910	06/03/98	-
Market at Lake Houston, Texas	13,351,264	3,740,540	41,368	13,392,631	3,740,540	17,133,171	1,164,469	02/25/11	15,675,000
Plaza in the Park, Texas	17,375,782	13,257,976	646,713	18,018,679	13,261,792	31,280,471	4,962,967	07/01/04	23,250,000
Preston Royal East, Texas	25,785,057	15,366,318	172,474	25,957,531	15,366,318	41,323,849	1,003,111	12/12/12	-
Preston Royal West, Texas	25,054,873	9,055,941	117,411	25,172,284	9,055,941	34,228,225	707,119	12/12/12	22,968,223
Riverwalk, Texas	17,148,688	7,979,779	412,449	17,551,948	7,988,968	25,540,916	4,020,200	09/30/05	20,000,000
Sugar Land Plaza, Texas	3,016,816	1,280,043	286,176	3,302,993	1,280,043	4,583,035	1,374,239	07/01/98	-
Terrace Shops, Texas	2,544,592	2,212,278	209,324	2,753,916	2,212,278	4,966,194	704,709	12/15/03	-
Uptown Park, Texas	27,060,070	36,976,809	2,821,059	29,992,837	36,865,101	66,857,938	9,113,027	06/01/05	49,000,000
Uptown Plaza Dallas, Texas	14,129,798	9,295,665	73,118	14,202,354	9,296,227	23,498,581	3,294,152	03/30/06	13,683,053
Uptown Plaza, Texas	4,887,774	7,796,383	300,189	5,187,963	7,796,383	12,984,346	1,439,139	12/10/03	-
Woodlake Square, Texas	17,265,418	24,473,828	8,688	17,274,106	24,473,828	41,747,934	149,685	09/18/13	23,000,000

Total Shopping Centers	224,264,341	164,730,598	8,437,930	232,769,123	164,663,747	397,432,870	36,204,271		199,645,815

SINGLE TENANT
Citibank, Texas	-	1,318,418	165,743	50,943	1,433,217	1,484,161	26,795	12/17/04	-
CVS Pharmacy, Texas	-	2,665,332	23,663	-	2,688,995	2,688,995	n/a	01/10/03	-
Golden Corral, Texas	1,093,139	718,702	(687,192)	584,497	540,152	1,124,649	61,611	07/23/02	-
Golden Corral, Texas	1,290,347	553,006	(660,126)	744,607	438,620	1,183,227	92,259	07/23/02	-
Smokey Bones, Georgia	-	773,800	(60,414)	-	713,386	713,386	n/a	12/18/98	-
TGI Friday’s, Maryland	-	1,473,613	860	-	1,474,473	1,474,473	n/a	09/16/03	-
TGI Friday’s, Texas	1,425,843	611,075	39,894	1,453,769	623,043	2,076,812	427,123	07/23/02	-
Woodlands Ring Road, Texas	-	8,957,570	4,077,161	3,861,079	9,173,652	13,034,731	544,081	12/01/07	-
Total Single Tenant	3,809,329	17,071,516	2,899,589	6,694,895	17,085,538	23,780,434	1,151,869		-

Total	$228,073,670	$181,802,114	$11,337,519	$239,464,018	$181,749,285	$421,213,304	$37,356,140		$199,645,815

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

Activity within real estate and accumulated depreciation during the three years ended December 31, 2013 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2010	$279,313,444	$28,619,710
Acquisitions / additions	47,982,336	-
Disposals	(2,262,954)	(196,747)
Depreciation expense	-	5,441,981
Balance at December 31, 2011	$325,032,826	$33,864,944
Acquisitions / additions	62,890,931	-
Disposals	(398,121)	(335,424)
Depreciation expense	-	6,291,003
Balance at December 31, 2012	$387,525,636	$39,820,523
Acquisitions / additions	90,315,674	-
Disposals	(56,627,975)	(9,684,142)
Depreciation expense	-	7,219,758
Balance at December 31, 2013	$421,213,335	$37,356,139

S-1