Form 10-Q
period 2014-03-31
AmREIT, Inc.
filed 2014-05-02
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 1, 2014, we had 19,674,537 shares of common stock outstanding.

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

AmREIT	AmREIT, Inc., a Maryland corporation.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries. ARIC is a wholly-owned subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Common Stock	Shares of our common stock, par value $0.01 per share, which, prior to April 25, 2013, was designated “Class B Common Stock.” Our Common Stock is listed on the NYSE under the symbol “AMRE.”

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

ii

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

NYSE	New York Stock Exchange.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2014.

Preston Royal East

The northeast corner of the Preston Royal Shopping Center consisting of 107,914 square feet of GLA with 27 years remaining on a ground lease. We subsequently purchased the underlying land on July 17, 2013, for $15.4 million combining our ownership of both the shopping center buildings and improvements with the land.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$181,749	$181,749
Buildings	224,735	224,472
Tenant improvements	15,538	14,992
	422,022	421,213
Less accumulated depreciation and amortization	(39,147)	(37,356)
	382,875	383,857

Acquired lease intangibles, net	14,697	15,849
Investments in Advised Funds	15,655	15,689
Net real estate investments	413,227	415,395

Cash and cash equivalents	12,484	14,297
Tenant and accounts receivable, net	5,627	6,467
Accounts receivable - related party, net	921	693
Notes receivable, net	367	4,333
Notes receivable - related party, net	966	689
Deferred costs, net	3,153	3,214
Other assets	1,957	1,493
TOTAL ASSETS	$438,702	$446,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$199,372	$199,851
Accounts payable and other liabilities	6,939	11,582
Acquired below-market lease intangibles, net	7,576	7,881
TOTAL LIABILITIES	213,887	219,314

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized as of March 31, 2014 and December 31, 2013, 19,674,537 and 19,628,037 shares issued and outstanding as of March 31, 2014 and December 31, 2013.	197	196
Capital in excess of par value	306,733	306,423
Accumulated distributions in excess of earnings	(82,115)	(79,352)
TOTAL STOCKHOLDERS’ EQUITY	224,815	227,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$438,702	$446,581

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Rental income from operating leases	$11,895	$11,036
Advisory services income - related party	746	843
Real estate fee income	100	—
Total revenues	12,741	11,879

Expenses:
General and administrative	2,108	1,961
Property expense	3,729	3,183
Legal and professional	380	248
Real estate commissions	55	52
Depreciation and amortization	3,126	3,293
Total expenses	9,398	8,737

Operating income	3,343	3,142

Other income (expense):
Gain on sale of real estate acquired for investment	—	7,696
Interest and other income	111	113
Interest and other income - related party	10	56
Income (loss) from Advised Funds	187	(148)
State income tax (expense) benefit	(12)	2
Interest expense	(2,467)	(2,493)

Income from continuing operations	1,172	8,368

Income from discontinued operations	—	28

Net income	$1,172	$8,396

Net income per share of common stock - basic and diluted
Income from continuing operations	$0.06	$0.53
Income from discontinued operations	—	—
Net income	$0.06	$0.53

Weighted average shares of common stock used to compute net income per share, basic and diluted	19,079	15,590

Distributions per share of common stock	$0.20	$0.20

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2014
(in thousands)
(unaudited)

	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total
Balance at December 31, 2013	$196	$306,423	$(79,352)	$227,267

Net income	—	—	1,172	1,172
Deferred compensation	—	(796)	—	(796)
Issuance of shares of Common Stock for deferred compensation	1	795	—	796
Amortization of deferred compensation	—	311	—	311
Distributions	—	—	(3,935)	(3,935)

Balance at March 31, 2014	$197	$306,733	$(82,115)	$224,815

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,172	$8,396
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of real estate acquired for investment	—	(7,696)
Bad debt expense (recoveries)	(38)	(111)
(Income) loss from Advised Funds	(187)	148
Cash receipts for related party fees	12	4
Depreciation and amortization	2,990	3,302
Amortization of deferred compensation	311	267
Decrease in tenant and accounts receivable	826	133
Increase in accounts receivable - related party	(512)	(423)
(Increase) decrease in other assets	(409)	1,559
Decrease in accounts payable and other liabilities	(4,642)	(3,843)
Net cash (used in) provided by operating activities	(477)	1,736

Cash flows from investing activities:
Improvements to real estate, including tenant improvements and leasing costs	(1,117)	(476)
Additions to furniture, fixtures and equipment	(64)	(10)
Notes receivable collections	4,018	42
Investments in and advances to Advised Funds	—	(1,768)
Distributions and payments from Advised Funds	216	3,643
Proceeds from sale of investment property	—	32,861
Net cash provided by investing activities	3,053	34,292

Cash flows from financing activities:
Proceeds from notes payable	—	5,250
Payments of notes payable	(453)	(36,114)
Payments for financing costs	(1)	(9)
Common dividends paid	(3,935)	(3,234)
Net cash used in financing activities	(4,389)	(34,107)

Net (decrease) increase in cash and cash equivalents	(1,813)	1,921
Cash and cash equivalents, beginning of period	14,297	2,992
Cash and cash equivalents, end of period	$12,484	$4,913

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$2,392	$2,435
Taxes	$6	$—

Deferred compensation recorded upon issuance of restricted shares of common stock	$796	$797

Reclassification of tenant and accounts receivable to notes receivable	$50	$94

Reclassification of accounts receivable - related party to notes receivable - related party	$284	$225

Contribution of interest in net assets to joint venture	$—	$10,785

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

          Our Core Markets and current investment focus are predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our Core Markets. We expect targeted acquisitions will include premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry.

          As of March 31, 2014, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of March 31, 2014, our Advised Funds held all or a portion of ownership in 16 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of March 31, 2014, and December 31, 2013, and for the three months ended March 31, 2014 and 2013, have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these financial statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of each subsidiary in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2014, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

Reclassifications

          Certain immaterial reclassifications have been made to our consolidated statements of operations for the three months ended March 31, 2013 to conform to current period presentation. These items had no impact on previously reported net income, the consolidated balance sheet or consolidated statement of cash flows. See also Note 4 for a discussion of our presentation of discontinued operations related to the sale of our single-tenant asset in Illinois.

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

Cash and Cash Equivalents

          We consider all highly liquid short term-investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain of our leases provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and are equal to a percentage of sales above such targets. During the three months ended March 31, 2014 and 2013, we recognized percentage rents of $37,000 and $34,000, respectively. Accrued rents and reimbursable expenses are included in tenant and accounts receivable, net.

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

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress. Costs capitalized relate to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, direct construction costs as well as the salaries and payroll costs of personnel directly involved. Additionally, we capitalize costs related to development and significant redevelopment activities, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and indirect development costs related to buildings under construction. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment; however, capitalization of such costs generally ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. During the three months ended March 31, 2014 and 2013, we capitalized external and internal costs related to both development and redevelopment activities of $120,000 and $0, respectively.

          We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable.

          Acquired Properties and Acquired Intangibles – We account for acquisitions of operating real estate properties as business acquisitions as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of each acquired property to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. See Note 3 for a discussion of our significant acquisitions.

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

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the three months ended March 31, 2014 and 2013.

New Accounting Pronouncements:

          In April 2014, the Financial Accounting Standards Board issued “Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the update, discontinued operations as defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.

          Historically, we have classified and reported disposals of our operating properties for which operations and cash flows are clearly distinguished as discontinued operations. See Note 4. Upon adoption of this standard, we expect that future disposals of operating real estate assets will not qualify for discontinued operations reporting treatment.

Subsequent Events

          On April 9, 2014, we entered into an Omnibus Agreement with Crimson Real Estate Advisors, LP with respect to 1.118 acres on the northwest portion of the Uptown Park property, known as the “Baker Site.” Among other things, the Omnibus Agreement provides that the developer will execute a 99-year ground lease. In addition, the Omnibus Agreement indicates that we will acquire a 15% interest in the joint venture as a co-general partner in the anticipated 252-unit luxury multi-family project in exchange for a capital contribution of $4.8 million and provides us with a right of first offer to purchase the project. Crimson Real Estate Advisors, LP is an affiliate of the Patrinely Group and the anticipated limited partner equity for the project will be funded by USAA Real Estate Company. The Omnibus Agreement is subject to standard due diligence items.

          Other than the above, we did not have any additional material subsequent events subsequent to March 31, 2014, and through the date of this filing that impacted our consolidated financial statements.

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

Woodlake Square

          On September 18, 2013, we acquired the Woodlake Square shopping center from VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains approximately 157,000 square feet of gross leasable area and was 88.6% occupied at the time of purchase. Its major tenants include Randalls, Walgreens and Jos. A. Bank.

          Prior to the closing of the acquisition, we managed Woodlake Square through ARIC and its joint venture with AEW Capital, which owned a 90% interest in the joint venture. MIG III and MIG IV (affiliates of ours) also owned a 3% and 6% interest in the joint venture, respectively. The purchase price was negotiated on an arms-length basis between the Company and AEW Capital. We funded the purchase price with cash on hand and escrow deposits of approximately $18.1 million, a mortgage loan from PNC Bank in the amount of $23.0 million and assumption of approximately $449,000 in net liabilities and prorations (primarily accrued property taxes).

Preston Royal East land

          On July 17, 2013, we acquired the ownership of the underlying land at Preston Royal East for $15.4 million providing us with ownership of the shopping center improvements with the land. Prior to its purchase, Preston Royal East consisted of a leasehold interest with 27 years remaining on the ground lease.

Fountain Oaks

          On June 25, 2013, we completed the acquisition of Fountain Oaks, an approximately 161,000 square foot Kroger anchored retail shopping center located in Atlanta, Georgia, for approximately $27.7 million, exclusive of closing costs. The property was 88.7% leased on the closing date, and the acquisition was funded through a draw on our $75 million Facility, which we subsequently repaid using proceeds from our 2013 Follow-on Offering.

Loop 610 & Ella

          On April 4, 2013, we acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas for $2.3 million. The property was acquired by ARIC with the intent to sell it in the near term. We entered into a long-term, build-to-suit lease with CVS/pharmacy on the site. We sold the property on November 12, 2013, for $7.5 million, which resulted in a gain of $2.3 million during the fourth quarter of 2013.

Pro Forma Results of Acquisitions

          The tables below present our pro forma results of operations for the three months ended March 31, 2013, assuming that we acquired Woodlake Square, Preston Royal East Land, and Fountain Oaks on January 1, 2013 (in thousands):

Three months ended March 31, 2013		Pro forma adjustments to historical results
	Historical results	Woodlake Square	Preston Royal East Land	Fountain Oaks	Pro forma results
Total revenues	$11,879	$809	$—	$615	$13,303
Net income	$8,396	$(188)	$130	$(13)	$8,325

4. DISPOSITION ACTIVITY

MacArthur Park Joint Venture

          On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest. Our 30% ownership interest does not qualify for consolidation under GAAP, and we deconsolidated this property on March 26, 2013. However, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture are included in our income from continuing operations. Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture, and we account for our ownership under the equity method since the date of the formation of the joint venture. See also Note 5 for discussion of our MacArthur Park Joint Venture.

Other Dispositions and Discontinued Operations

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

          On August 12, 2013, we completed the sale of our single tenant asset in Illinois for approximately $1.9 million, and we recorded a gain on sale of approximately $799,000 during the third quarter of 2013.

          On November 12, 2013, we completed the sale of Loop 610 & Ella for $7.5 million, and we recorded a gain on sale of $2.3 million during the fourth quarter of 2013.

          The following table is a summary of our discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands, except for per share data):

	Three months ended March 31,
	2014	2013
Revenues:
Rental income from operating leases	$—	$38
Total revenues	—	38
Expenses:
Legal and professional	—	4
Depreciation and amortization	—	6
Total expenses	—	10
Income from discontinued operations, net of tax	$—	$28
Basic and diluted income from discontinued operations per share	$—	$—

5. INVESTMENTS IN ADVISED FUNDS

          As of March 31, 2014, our Advised Funds included one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one joint venture with two of our high net worth investment funds, MIG III and MIG IV, and four high net worth investment funds. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

          The table below details our investments in our Advised Funds as of March 31, 2014, and December 31, 2013 (in thousands).

Investment	Ownership	March 31, 2014	December 31, 2013
Joint Ventures:
AmREIT MacArthur Park, LLC	30.0%	$8,673	$8,519
AmREIT SPF Shadow Creek, L.P.	10.0%	5,464	5,567
AmREIT Westheimer Gessner, L.P.	10.0%	867	877
High net worth investment funds:
MIG	2.4%	144	167
MIG II	2.6%	163	204
MIG III	2.1%	175	179
MIG IV	2.6%	169	176
Total		$15,655	$15,689

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

          Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture, and we account for our ownership under the equity method since the date of the formation of the joint venture. The MacArthur Park Joint Venture incurred acquisition costs of $547,000, of which $164,000 represents our 30% portion. Our portion of these costs has been included in loss from Advised Funds on our consolidated statements of operations for the three months ended March 31, 2013. We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of March 31, 2014, differs from our proportionate share of the joint venture’s net assets by $2.6 million. This basis difference represents the difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over 10 years, which is the expected holding period of the joint venture, and include the amortization in income (loss) from Advised Funds on our consolidated statements of operations. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future, after expiration of a two-year lock-out period.

          Our significant continuing involvement in MacArthur Park through our 30% ownership in the MacArthur Park Joint Venture precludes us from treating our contribution of the property to the joint venture as discontinued operations. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations

          AmREIT SPF Shadow Creek, L.P. – In 2009, we acquired a 10% investment in AmREIT SPF Shadow Creek, L.P., which was formed to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas. The investment was recorded at $5.8 million on the date of the acquisition, net of acquisition costs of $441,000, which were recorded as an other-than-temporary impairment. MIG IV and a third-party institutional joint venture partner own the remaining 10% and 80% ownership interests, respectively.

          AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, L.P. was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. We, MIG III and MIG IV now hold a 10%, 30% and 60% interest in the Woodlake Pointe Shopping Center, respectively. On September 30, 2013, AmREIT Westheimer Gessner, L.P sold a building and a portion of the land at the Woodlake Pointe Shopping Center. AmREIT Westheimer Gessner, L.P recorded an impairment on sale of approximately $576,000 during the third quarter of 2013 related to accrued rent, our portion of which was $58,000.

High Net Worth Investment Funds

          Our four high net worth investment funds are limited partnerships for whom we (or a wholly-owned subsidiary) act as a general partner, subject to the right of the unrelated limited partners, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 2.6%. As sponsor, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been paid. Once the preferred return has been paid, the general partner begins sharing in the available cash flow at various promoted levels. Based on currently available information, we do not expect our high net worth investment funds to achieve their respective preferred returns prior to their dissolution and wind-up of operations. Our high net worth investment funds are designed to have a finite life with a specified liquidation commencement date, which may be extended depending upon approval from the majority of the limited partners. Once the liquidation commencement begins, we, as general partner, will begin to actively market all operating properties, complete all development and redevelopment projects and wind up operations in an orderly fashion, which may take months or years to complete.

6. FAIR VALUE MEASUREMENTS

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short-term nature of the instruments. Our notes payable consist of both variable-rate and fixed-rate notes. The fair value of the variable-rate notes and revolving line of credit approximate their carrying values.

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

Notes Payable

          Our notes payable consist of both variable-rate and fixed-rate notes; however, our only variable-rate debt is the $75 Million Facility, which had an outstanding balance of $0 as of March 31, 2014 and December 31, 2013. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable as of March 31, 2014 and December 31, 2013 are $206.4 million and $207.2 million, respectively, and are classified in Level 2 of the fair value hierarchy. Fixed-rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition.

7. NOTES PAYABLE

          Our outstanding debt as of March 31, 2014, and December 31, 2013, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Fixed-rate mortgage loans	$199,372	$199,851
$75 Million Facility	—	—
Total	$199,372	$199,851

          As of March 31, 2014, the $75 Million Facility (our primary source of additional credit) had an outstanding balance of $0 with $72.1 million available for future borrowings for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments in the future. Our previous borrowings under the $75 Million Facility were repaid with net proceeds from our 2013 Follow-on Offering.

          The $75 Million Facility has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The amount available for us to borrow under the $75 Million Facility at any given time is subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.50 to 1.0.

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

          As of March 31, 2014, the weighted average interest rate on our fixed-rate debt was 4.7% and the remaining average life on such debt was 3.8 years.

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

          The following table provides a reconciliation of net income and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended March 31,
	2014	2013
Continuing Operations
Income from continuing operations attributable to common stockholders	$1,172	$8,368
Less: Dividends attributable to unvested restricted stockholders	(112)	(108)
Basic and Diluted — Income from continuing operations	1,060	8,260

Discontinued Operations
Basic and Diluted — Income from discontinued operations	—	28
Net income attributable to common stockholders after allocation to participating securities	$1,060	$8,288

Number of Shares:
Basic and Diluted — Weighted average shares outstanding (1)	19,079	15,590

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.06	$0.53
Income from discontinued operations attributable to common stockholders	—	—
Net income attributable to common stockholders	$0.06	$0.53

(1)	Weighted average shares outstanding do not include unvested shares of restricted stock totaling 560 and 542 for the three months ended March 31, 2014, and 2013, respectively.

9. STOCKHOLDERS’ EQUITY

Our 2013 Shelf Registration Statement and 2013 Follow-on Offering

          On June 21, 2013, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 1, 2013. The 2013 Shelf Registration Statement allows us, from time to time, to offer and sell up to $350.0 million of our debt and/or equity securities over the three year period following its effectiveness. On July 19, 2013, we completed the sale of 3,450,000 shares of our common stock in an underwritten public offering, including 450,000 shares of our common stock at a price to the public of $18.25 per share. We received net proceeds of approximately $60.0 million after deducting the underwriters’ discounts and other offering expenses, which were used to repay borrowings under our $75 Million Facility and to fund the acquisition of Woodlake Square.

          We have approximately $287.0 million in our securities available for future issuance under our 2013 Shelf Registration Statement.

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

          The following table presents restricted stock activity during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	560,016	$15.38	542,517	$15.24
Granted	46,500	17.15	46,500	17.15
Vested	(32,048)	17.79	(26,494)	16.46
End of period	574,468	$15.38	562,523	$15.34

          The total grant date fair value of shares vested during the three months ended March 31, 2014 and 2013 was $570,000 and $534,000 respectively. Total compensation cost recognized related to restricted stock during the three months ended March 31, 2014 and 2013 was $311,000 and $267,000, respectively. As of March 31, 2014, total unrecognized compensation cost related to restricted stock was $7.3 million, and the weighted average period over which we expect this cost to be recognized is 6.2 years.

10. RELATED PARTY TRANSACTIONS

          The table below details our income and administrative cost reimbursements from the Advised Funds for the three months ended March 31, 2014 and 2013 and the balance of related party loans made to certain of our affiliated Advised Funds as of March 31, 2014 and December 31, 2013 (see also Note 5 regarding investments in our Advised Funds) (in thousands):

	Three months ended March 31,
	2014	2013
Real estate fee income(1)	$525	$628
Asset management fee income(2)	192	155
Construction management fee income(3)	29	60
Advisory services income - related party	$746	$843
Interest and other income - related party	$10	$56
Reimbursements of administrative costs	$222	$192

	As of
	March 31, 2014	December 31, 2013
Notes receivable - related party (4)	$1,644	$1,359
Less reserve (5)	(678)	(670)
Net book value included on our Consolidated Balance Sheet	$966	$689

(1)

We earn real estate fee income by providing property acquisition, leasing and property management services to our Advised Funds. We own 100% of the entities that serve as the general partner for the funds.

(2)

We earn asset management fees from our Advised Funds for providing accounting related and investor relations services, facilitating the deployment of capital and other services provided in conjunction with operating the funds.

(3)	We earn construction management fees by managing construction and tenant build-out projects on behalf of our Advised Funds.

(4)	These loans bear interest at 2.78% and are due upon demand. The notes are secured by the Advised Funds’ ownership interests in various unencumbered properties.

(5)

The reserves represent the amount by which losses recognized on our equity investment in the entity exceeds our basis in the equity investment. GAAP provides that, to the extent such an “excess loss” exists and we have made an additional investment in the entity via a loan, that excess loss should be recorded as a reduction in the basis of the loan. We do not believe that these reserves are indicative of the ultimate collectability of these receivables.

11. CONCENTRATIONS

          As of March 31, 2014, our Uptown Park, Preston Royal Northeast Corner, and Woodlake Square properties accounted for 14.0%, 10.2% and 10.0% of our consolidated total assets, respectively. No other individual property comprised 10% or more of our consolidated assets. Consistent with our strategy of investing in geographic areas that we know well, 21 of our properties are located in the Houston metropolitan area. These Houston properties represent 59.2% and 52.8% of our rental income for the three months ended March 31, 2014 and 2013, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top ten tenants for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014		2013
Kroger	$531	(1)	$529	(2)
Landry’s(3)	313		313
CVS/pharmacy	306		306
H-E-B	277		277
Safeway(4)	229		127
Publix	195		195
Walgreens	158		75
Bank of America	128		130
Hard Rock Café	124		124
Barnes & Noble	122		137
	$2,383		$2,213

(1)	Includes $133 related to our Kroger tenant at our Fountain Oaks property, which was acquired in June 2013.

(2)	Includes $131 related to our Kroger tenant at our MacArthur Park property, which was contributed to the MacArthur Park Joint Venture.

(3)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmicks, Mortons and The Grotto.

(4)	Safeway, a regional supermarket, is the anchor tenant at our Preston Royal West and Woodlake Square properties, which were acquired in December 2012 and September 2013, respectively.

12. COMMITMENTS AND CONTINGENCIES

          As the owner or operator of real property, we may incur liability based on various property conditions and may be subject to liability for personal injury or property damage sustained as a result. We maintain sufficient comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. In addition, we may be potentially liable for costs and damages related to environmental matters. In particular, we are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. There are no material legal proceedings known to be contemplated against us, and we are not aware of any pending environmental proceedings with respect to our properties that would have a material adverse effect on our consolidated financial statements.

13. SEGMENT REPORTING

          We assess our business based upon the nature of operations. Our reportable segments presented are our portfolio segment and our advisory services segment. Our advisory services segment includes our real estate operating and development business and our Advised Funds, which are segments for which separate financial information is available and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. However, this operating performance data might not be indicative of what a third party would assess or evaluate for purposes of determining fair value of our segments.

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

          Segment results for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

		Advisory Services
For the three months ended March 31, 2014	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$11,895	$—	$—	$11,895
Advisory services income - related party	—	554	192	746
Real estate fee income	100	—	—	100
Total revenue	11,995	554	192	12,741

General and administrative	923	1,141	44	2,108
Property expense	3,729	—	—	3,729
Legal and professional	367	13	—	380
Real estate commissions	6	49	—	55
Depreciation and amortization	3,126	—	—	3,126
Total expenses	8,151	1,203	44	9,398

Interest expense	(2,467)	—	—	(2,467)
Other income/(expense)	109	—	187	296
Income (loss) from continuing operations	$1,486	$(649)	$335	$1,172

		Advisory Services
For the three months ended March 31, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$11,036	$—	$—	$11,036
Advisory services income - related party	—	688	155	843
Total revenue	11,036	688	155	11,879

General and administrative	765	1,170	26	1,961
Property expense	3,183	—	—	3,183
Legal and professional	242	6	—	248
Real estate commissions	—	52	—	52
Depreciation and amortization	3,293	—	—	3,293
Total expenses	7,483	1,228	26	8,737

Interest expense	(2,493)	—	—	(2,493)
Other income/(expense)	7,867	—	(148)	7,719
Income (loss) from continuing operations	$8,927	$(540)	$(19)	$8,368

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          References to “AmREIT,” “we,” “us,” “our” and “the company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

          Certain information presented in this Quarterly Report constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, FFO and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions in general and within our specific submarkets, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, the timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other documents we file with the SEC. Any forward-looking statement speaks only as of the date of this Quarterly Report, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

          The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report, as well as our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and trends that appear are not necessarily indicative of future results of operations.

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

          Our Core Markets and current investment focus are predominantly concentrated in the affluent, high-growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States. We believe these metropolitan areas are compelling real estate markets given their favorable demographics, robust job growth and large and diverse economies. The primary economic drivers in these markets are transport and utilities (including energy), government (including defense), education and healthcare, professional and business services, and leisure and hospitality. We intend to continue to acquire additional properties within our Core Markets. We generally seek to invest in properties that possess the following attributes, which we refer to collectively as our “5Ds”:

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

Our Portfolio and Recent Portfolio Activity

          As of March 31, 2014, our portfolio consisted of 32 wholly-owned properties with approximately 1.5 million square feet of GLA, which were 94.2% occupied with a weighted average remaining lease term of 6.4 years and 94.9% leased.

          In executing our investment strategy, we completed the following acquisitions and dispositions impacting our results of operations during the periods presented:

•

On September 18, 2013, we acquired the Woodlake Square shopping centerfrom VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas containing approximately 157,000 square feet of GLA. Prior to our acquisition, Woodlake Square was owned by a joint venture between AEW Capital, which owned a 90% interest, and MIG III and MIG IV (two of our Advised Funds), which owned a 3% and 6% interest in the joint venture, respectively. We owned a 1% interest and managed the property for the joint venture.

•	On August 12, 2013, we completed the sale of a non–core, single tenant asset in Illinois for $1.9 million.

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

•

On April 4, 2013, we acquired 1.26 acres of unimproved land located at the intersection of Loop 610 & Ella Boulevard in Houston, Texas for $2.3 million. We subsequently sold the property on November 12, 2013, for $7.5 million.

•

On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for $25.5 million and placed mortgage financing on the combined property of $43.9 million. See also Note 5 of the Notes to Consolidated Financial Statements. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after expiration of a two-year lock-out period.

Redevelopment Initiatives

          We evaluate our properties on an ongoing basis in order to identify opportunities to create value through redevelopment. Our properties are generally single-story, retail properties located in markets characterized by high population density and affluence. We believe that higher density development is economically viable and desirable in the near term on several of our properties. We have identified two such properties in the Houston market – Uptown Park and The Courtyard on Post Oak, both of which are located in Uptown Houston, which we believe is one of the most active commercial districts in the country. Uptown Houston has a combination of office, residential and mixed-use development projects currently underway with a combined value of over $1 billion. Uptown Park is a low-density, single-story project located on 17 acres at the intersection of Post Oak and Loop 610. The Courtyard on Post Oak is comprised of 13,600 square feet of single-story retail space on 69,000 square feet of land at the intersection of San Felipe and Post Oak. We intend to redevelop these properties with qualified developers who have a national reputation and intend to do so in a ground lease structure that allows us to maintain ownership of the land. Additionally, we are seeking the option to invest as a co-developer in the vertical improvements.

Uptown Park - The first redevelopment site at Uptown Park is now occupied by one single-story building with GLA of 12,200 square feet housing three tenants. The building is situated on 1.118 acres on the northwest portion of the Uptown Park property, known as the “Baker Site.” We believe that the site is best suited for an expanded retail footprint with feathered parking and a for-rent multi-family tower above. We estimate that our total capital investment will be between $10 and $15 million in the retail portion of the project. We have categorized this property as “under redevelopment” and are taking the appropriate steps for tenant lease terminations and/or relocations. On April 9, 2014, we entered into an Omnibus Agreement with Crimson Real Estate Advisors, LP with respect to the Baker Site. Among other things, the Omnibus Agreement provides that the developer will execute a 99-year ground lease. In addition, the Omnibus Agreement indicates that we will acquire a 15% interest in the joint venture as a co-general partner in the anticipated 252-unit luxury multi-family project in exchange for a capital contribution of $4.8 million and provides us with a right of first offer to purchase the project. Crimson Real Estate Advisors, LP is an affiliate of the Patrinely Group and the anticipated limited partner equity for the project will be funded by USAA Real Estate Company. The Omnibus Agreement is subject to standard due diligence items.

The Courtyard on Post Oak - The Courtyard on Post Oak is now occupied by two single-story buildings with combined GLA of approximately 13,600 square feet. One building consists of 9,600 square feet, which we have fully leased down, and we have negotiated a lease termination option with the tenant in the remaining 4,000 square foot building, which will allow us to take control of the premises in January 2015. We are currently discussing this redevelopment opportunity with nationally-known multi-family, office and hospitality developers. Similar to the Uptown Park opportunity, we anticipate executing a ground lease with a developer and will seek to own the retail improvements in a condominium interest. We have also categorized The Courtyard on Post Oak as “under redevelopment” as we have been leasing the property down in connection with the impending redevelopment.

          These redevelopment opportunities will likely have a negative impact on our operating results while the properties are being redeveloped. However, we believe that such opportunities will improve the long-term operating results of the properties and allow us to maintain control of the land with limited risk related to the vertical development.

Our Advisory Services

          Advised Funds – As of March 31, 2014, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

          As the sole owner of the general partner of each of the four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of March 31, 2014, our Advised Funds held all or a portion of the ownership interests in 16 properties with approximately 2.4 million square feet of GLA and an undepreciated book value of $505.9 million.

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

LEASING UPDATE

          The following table summarizes our leasing activity for comparable leases for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Expirations
Number of leases	23	13
GLA	66,521	25,331
New Leases(1)
Number of leases	4	4
GLA	7,390	8,467

Expiring annualized base rent per square foot	$33.16	$23.64
New annualized base rent per square foot	$40.53	$33.41
% Change (Cash)	22.2%	41.4%
Renewals(2)
Number of leases	14	9
GLA	42,039	19,007

Expiring annualized base rent per square foot	$23.33	$27.46
New annualized base rent per square foot	$25.37	$29.31
% Change (Cash)	8.7%	6.7%
Combined
Number of leases	18	13
GLA	49,429	27,474

Expiring annualized base rent per square foot	$24.80	$26.28
New annualized base rent per square foot	$27.64	$30.58
% Change (Cash)	11.4%	16.3%

(1)	Represents new leases for a space that was not vacant for more than 12 consecutive months prior to lease signing.

(2)	Represents existing tenants that, upon expiration of their leases, enter into new leases for the same space.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

          There have been no significant changes to our critical accounting policies during 2014. A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Same store properties

          Throughout this section, we have provided certain information on a “same store” property basis. Properties that we have designated as “same store” represent those properties that we wholly owned and operated for the entirety of both periods being compared, except for properties for which significant redevelopment or expansion occurred during either of the periods. Accordingly, our recent acquisitions of Fountain Oaks and Woodlake Square and our contribution of our MacArthur Park property to our MacArthur Park Joint Venture are reported as non-same store in our comparison of results of operations below. While there is some judgment surrounding changes in designation as a given property is redeveloped or expanded, we typically remove properties from the same store designation once significant redevelopment has commenced, which typically starts with leasing down or maintaining vacancies at the property in connection with the redevelopment. We typically move redevelopment properties and expansion properties into the same store designation once they have stabilized, which is typically when the growth expected from the redevelopment or expansion has been included in the comparable periods.

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

          Below are the results of operations for the three months ended March 31, 2014 and 2013 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2013 through March 31, 2014.

	Three months ended March 31,
	2014	2013	Change $	Change%
Same store properties (28 properties)
Rental income (1)	$5,658	$5,552	$106	1.9%
Recovery income (1)	2,058	1,818	240	13.2%
Percentage rent (1)	37	34	3	8.8%
Less:
Property expenses	2,205	2,020	(185)	(9.2)%
Same store net operating income, excluding redevelopment properties(2)	5,548	5,384	164	3.0%
Redevelopment properties (2 properties)
Rental income from operating leases	2,174	2,174	—	*
Less:
Property expenses	838	830	8	1.0%
Redevelopment properties net operating income	1,336	1,344	(8)	*
Same store NOI, including redevelopment properties(2)	6,884	6,728	156	2.3%
Non-same store properties (3 properties)
Rental income from operating leases	1,667	1,199	468	39.0%
Less:
Property expenses	680	329	(351)	(106.7)%
Non-same store net operating income(2)	987	870	117	13.4%
Total net operating income(2)	7,871	7,598	273	3.6%

Other revenues (see further detail below):	1,268	8,967	(7,699)	(85.9)%

Less other expenses (see further detail below):	7,967	8,197	230	2.8%

Income from continuing operations	1,172	8,368	(7,196)	(86.0)%
Income from discontinued operations, net of taxes	—	28	(28)	*
Net income	$1,172	$8,396	$(7,224)	(86.0)%

Other data
FFO(3)	$4,559	$4,139	$420	10.1%
Core FFO(3)	$4,559	$4,303	$256	5.9%
Number of properties at end of period	32	31	n/a	n/a
Percent occupied at end of period(4)	94.2%	96.5%	n/a	(2.4)%
Distributions per share	$0.20	$0.20	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income from operating leases from redevelopment and non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended March 31, 2014 and 2013, rental income from operating leases was $11,895 and $11,036, respectively.

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

(4)	Percent occupied is calculated as (i) GLA under commenced leases as of March 31, 2014, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased on a same store basis for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was due to $132,000 in increases from average rental rates partially offset by decreases in average occupancy of $(26,000).

•

Recovery income. Recovery income increased on a same store basis for the three months ended March 31, 2014, as compared to the same period in 2013. This increase was due to increased property expenses, primarily for increased property tax assessments that are recovered from tenants; as well as changes in our final estimates of recovery income related to 2013, but billed in 2014.

•

Property expenses. Property expenses increased on a same store basis for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily attributable to increased property tax assessments of approximately $235,000 during 2014 and a bad debt recovery of $85,000 related to a favorable settlement with a former tenant that reduced property expense during the first quarter of 2013. This was partially offset by a reduction of ground lease expense at our Preston Royal Village Shopping Center during 2014 as a result of the purchase of the underlying land at Preston Royal Village East property during the third quarter of 2013.

Non-same Store Properties – Property Revenues and Property Expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisitions of Woodlake Square and Fountain Oaks during 2013. This increase was partially offset by no net operating income consolidated from our MacArthur Park property for 2014 compared to $766,000 for the three months ended March 31, 2013 due to the sale of our MacArthur Park property to our MacArthur Park Joint Venture on March 26, 2013. The results of operations for Woodlake Square and Fountain Oaks have been recorded in our consolidated statements of operations from the date of acquisition forward and our share of revenue and expenses from our MacArthur Park property are no longer consolidated, but reported under the equity method and included in income (loss) from Advised Funds.

Other Revenues and income

          Overall, other revenues and income increased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	2014	2013	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$301	$259	$42	16.2%
Advisory services income - related party:
Real estate fee income	525	628	(103)	(16.4)%
Asset management fee income	192	155	37	23.9%
Construction management fee income	29	60	(31)	(51.7)%
Total advisory services income - related party	746	843	(97)	(11.5)%
Interest and other income	111	113	(2)	(1.8)%
Interest and other income - related party	10	56	(46)	(82.1)%
Real estate fee income	100	—	100	*
Gain on sale of interest in real estate assets	—	7,696	(7,696)	*
Total other revenues	$1,268	$8,967	$(7,699)	(85.9)%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Real estate fee income – related party. Real estate fee income – related party decreased for the three months ended March 31, 2014, as compared to the same period in 2013 primarily due to decreased development fees from our Advised Funds.

•

Real estate fee income. Real estate fee income increased for the three months ended March 31, 2014, as compared to same period in 2013. This increase is due to additional fee income generated by an agreement executed during the first quarter of 2014 with the third party buyer of underlying land adjacent to our Uptown Plaza – Dallas property that we sold in a prior period and its impending development.

•

Gain on sale of interest in real estate assets. Gain on sale of interest in real estate assets decreased for the three months ended March 31, 2014, as compared to same period in 2013 due to the sale of the MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture during the first quarter of 2013 resulting in a recorded gain of $7.7 million. We made no such comparable sale during the first quarter of 2014.

Other Expenses

          Overall, other expenses decreased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Three months ended March 31,
	2014	2013	Change $	Change %
Straight-line bad debt recovery(1)	$6	$4	$(2)	*
General and administrative	2,108	1,961	(147)	(7.5)%
Legal and professional	380	248	(132)	(53.2)%
Real estate commissions	55	52	(3)	(5.8)%
Depreciation and amortization	3,126	3,293	167	5.1%
(Income) loss from Advised Funds	(187)	148	335	*
State income tax expense (benefit)	12	(2)	(14)	*
Interest expense	2,467	2,493	26	1.0%
	$7,967	$8,197	$230	2.8%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

General and administrative. General and administrative expense increased for the three months ended March 31, 2014, as compared the same period in 2013. The increase was primarily attributable to increases in salaries and a higher bonus accrual during the first quarter of 2014 compared to 2013 based upon results to date and our expected bonus targets.

•

Legal and professional. Legal and professional costs increased for the three months ended March 31, 2014, as compared to the same period in 2013. This increase was primarily attributable to increased audit and tax expenses as well as general increases in legal fees related to corporate and organization matters.

•

Depreciation and amortization. Depreciation and amortization expense decreased for the three months ended March 31, 2014 as compared to the same period in 2013. Approximately $378,000 of the decrease was related to the sale of our MacArthur Park property to the MacArthur Park Joint Venture, $108,000 is related to the write off of the ground lease asset at our Preston Royal Village East property during the third quarter of 2013, $180,000 is due to changes in initial estimates for depreciation related to our purchase of the Preston Royal Village Shopping Center recorded during the first quarter of 2013 and accelerated depreciation related to tenants that moved out at our Brookwood Village, Southbank and Alpharetta properties of approximately $100,00. This decrease was partially offset by the acquisition of Fountain Oaks and Woodlake Square totaling $579,000 in additional depreciation expense during the three months ended March 31, 2014.

          (Income) loss from Advised Funds. (Income) loss from Advised Funds increased for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily due to income for a full three months from our MacArthur Park joint venture for the first quarter of 2014 and final payment of $50,000 from one of our Advised Funds that was liquidated in a prior period. See also Note 5 of the Notes to Consolidated Financial Statements for our non-consolidated investments recorded under the equity method.

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

	Three months ended March 31,
	2014	2013
Net income	$1,172	$8,396
Add:
Depreciation of real estate assets - from operations	3,118	3,280
Depreciation of real estate assets - from discontinued operations	—	6
Depreciation of real estate assets for nonconsolidated affiliates	269	153
Less:
Gain on sale of real estate assets acquired for investment	—	(7,696)
FFO	4,559	4,139
Acquisition costs of nonconsolidated affiliates	—	164

Core FFO	$4,559	$4,303

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

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended March 31,
	2014	2013

Net income	$1,172	$8,396
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(301)	(259)
Advisory services income - related party	(746)	(843)
Real estate fee income	(100)
Gain on sale of real estate acquired for investment	—	(7,696)
Interest and other income	(111)	(113)
Interest and other income - related party	(10)	(56)
Straight-line rent bad debt recoveries(2)	6	4
General and administrative	2,108	1,961
Legal and professional	380	248
Real estate commissions	55	52
Depreciation and amortization	3,126	3,293
Loss (income) from Advised Funds	(187)	148
State income tax expense (benefit)	12	(2)
Interest expense	2,467	2,493
Income from discontinued operations	—	(28)
Net operating income	$7,871	$7,598

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity are cash on hand as well as availability under our $75 Million Facility. As of March 31, 2014, we had $12.5 million of available cash on hand and $72.1 million available for future borrowings under the $75 Million Facility for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments in the future. We have no significant debt maturities or principal repayments due within the next twelve months.

          The $75 Million Facility has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default as defined in the credit agreement. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The amount available for us to borrow under the $75 Million Facility at any given time is subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.5 to 1.0.

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

          We may utilize other forms of capital for funding our long-term liquidity requirements, including proceeds from secured mortgages and unsecured indebtedness, proceeds from equity and debt issuances (including sales of securities under our 2013 Shelf Registration Statement), cash generated from sales of property and the formation of joint ventures. We have approximately $287 million of securities available for future issuance under our 2013 Shelf Registration Statement.

          We believe our cash on hand, current cash flows from operations, future availability under our $75 Million Facility and our ability to issue additional debt or equity under our 2013 Shelf Registration Statement are sufficient to allow us to meet our liquidity needs for both the near and longer term, to continue operations, satisfy our contractual obligations and pay dividends to our stockholders.

          We intend to maintain a financially disciplined and conservative capital structure. As of March 31, 2014, all of our debt outstanding was fixed, long-term mortgage financing, and our ratio of total debt to gross book value of assets was approximately 40%. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our common stock, or other equity securities, in order to provide us with significant financial flexibility and to fund future growth.

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

          While it is difficult to determine the breadth and duration of potential financial market problems that potentially could occur and the many ways in which they may affect our tenants and our business, a general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, FFO and prospects. Additionally, if credit markets and/or debt or equity capital markets contract, our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations.

Comparison of Cash Flows for the three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
Operating activities	$(477)	$1,736
Investing activities	$3,053	$34,292
Financing activities	$(4,389)	$(34,107)

          Operating Activities. Cash flows (used in) provided by operating activities decreased by $2.2 million for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease is primarily related to increased payments of liabilities and the timing of release of escrow deposits for the payment of property taxes during the first quarter of 2013 whereas a higher portion were released prior to December 31, 2013.

          Investing Activities. Cash flows provided by investing activities decreased by $31.2 million for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease is related to proceeds we received from the sale of our MacArthur Park property and net distributions totaling $35.1 million received from the MacArthur Park Joint Venture during the first quarter of 2013 partially offset by increased collections on notes receivable of $4.0 million.

          Financing Activities. Cash flows used in financing activities decreased $29.7 million for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease is related to higher debt repayments of $35.7 million during 2013, primarily on our $75 Million Facility from the proceeds received from the MacArthur Park Joint Venture. This was partially offset by an increase in common dividends paid of $701,000 for the three months ended March 31, 2014 and additional borrowings from notes payable during the first quarter of 2013 of $5.3 million.

Off-Balance Sheet Arrangements

          As of March 31, 2014, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 5 to the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 10 to the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

Contractual Obligations

          As of March 31, 2014, we had the following contractual debt obligations, in thousands (see also Note 7 to the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2014	2015	2016	2017	2018	Thereafter	Total
$75 Million Facility(1)	$—	$—	$—	$—	$—	$—	$—
Secured debt (2)	1,702	52,699	69,177	1,292	12,043	62,281	199,194
Interest (3)	8,174	7,806	3,948	3,108	2,894	8,385	34,315
Unused credit fee(4)	197	153	—	—	—	—	350
Non-cancelable operating lease payments	165	226	—	—	—	—	391
Total contractual obligations	$10,238	$60,884	$73,125	$4,400	$14,937	$70,666	$234,250

(1)	We have no amounts outstanding under our $75 Million Credit Facility at March 31, 2014.

(2)

Secured debt as shown above is $178 less than the total secured debt as reported in the accompanying consolidated balance sheet due to the premium recorded on above market debt assumed in conjunction with the assumption of certain of our property acquisitions.

(3)

Interest expense includes our interest obligations on our $75 Million Facility as well as all secured debt. The $75 Million Facility is a variable-rate debt instrument. The table above assumes the outstanding balance and interest rate as of March 31, 2014, remains unchanged through its term.

(4)

The unused credit fee represents a fee of 0.35% on the amount available under the $75 Million Facility that remains undrawn. The table above assumes the outstanding balance as of March 31, 2014, remains unchanged through its term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We are exposed to interest-rate changes primarily related to the variable interest rate on our $75 million Facility and related to the refinancing of long-term debt, all of which currently contains fixed interest rates. We do not have any significant debt maturities until June 1, 2015. To minimize our interest-rate risk, all of our mortgage obligations carry fixed interest rates. We currently do not use interest-rate swaps or any other derivative financial instruments as part of our interest-rate risk management approach.

          As of March 31, 2014, the carrying value of our total debt obligations was $199.4 million, all of which represented fixed-rate obligations with an estimated fair value of $206.4 million. We did not have any amounts outstanding on our $75 million Facility. Because all of our debt outstanding at March 31, 2014 was at fixed interest rates, an increase in market interest rates would not impact our net income, FFO or cash flows from operations; however, in the event interest rates were to increase 100 basis points, the fair value of our fixed-rate debt obligations would decrease by $6.6 million to $199.8 million

          The discussion above considers only those exposures that exist as of March 31, 2014. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any variable rate debt instruments and their related hedging strategies in place at that time and actual interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management is of the opinion that, when such litigation is resolved, the liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS.

          There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

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

AmREIT, Inc.
(registrant)

Date: May 2, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 2, 2014	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1	Articles of Amendment and Restatement, as amended (included as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 3, 2010).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2014 (unaudited), and December 31, 2013, (ii) the unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the unaudited Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014, (iv) the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements (unaudited).