Form 10-Q
period 2014-06-30
AmREIT, Inc.
filed 2014-08-01
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, we had 19,685,084 shares of common stock outstanding.

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

Core Markets	The affluent, high growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States.

EPS	Earnings per share.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board

ii

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

NYSE	New York Stock Exchange.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2014.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$195,086	$181,749
Buildings	238,288	224,472
Tenant improvements	15,910	14,992
	449,284	421,213
Less accumulated depreciation and amortization	(40,881)	(37,356)
	408,403	383,857

Acquired lease intangibles, net	16,160	15,849
Investments in Advised Funds	15,534	15,689
Net real estate investments	440,097	415,395

Cash and cash equivalents	4,884	14,297
Tenant and accounts receivable, net	5,505	6,467
Accounts receivable - related party, net	1,057	693
Notes receivable, net	353	4,333
Notes receivable - related party, net	744	689
Deferred costs, net	3,754	3,214
Other assets	3,158	1,493
TOTAL ASSETS	$459,552	$446,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$219,286	$199,851
Accounts payable and other liabilities	8,955	11,582
Acquired below-market lease intangibles, net	8,897	7,881
TOTAL LIABILITIES	237,138	219,314

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized as of June 30, 2014 and December 31, 2013, 19,685,084 and 19,628,037 shares issued and outstanding as of June 30, 2014 and December 31, 2013.	197	196
Capital in excess of par value	307,138	306,423
Accumulated distributions in excess of earnings	(84,921)	(79,352)
TOTAL STOCKHOLDERS’ EQUITY	222,414	227,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,552	$446,581

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$11,672	$9,863	23,567	20,899
Advisory services income - related party	869	872	1,615	1,715
Real estate fee income	—	—	100	—
Total revenues	12,541	10,735	25,282	22,614

Expenses:
General and administrative	2,005	2,069	4,113	4,030
Property expense	3,459	2,660	7,188	5,843
Legal and professional	315	258	695	506
Real estate commissions	74	52	129	104
Acquisition costs	224	126	224	126
Depreciation and amortization	3,090	2,732	6,216	6,025
Total expenses	9,167	7,897	18,565	16,634

Operating income	3,374	2,838	6,717	5,980

Other income (expense):
Gain on sale of real estate acquired for investment	—	—	—	7,696
Interest and other income	59	154	170	267
Interest and other income - related party	12	53	22	109
Income from Advised Funds	181	192	368	44
State income tax expense	(12)	(17)	(24)	(15)
Interest expense	(2,484)	(2,267)	(4,951)	(4,760)

Income from continuing operations	1,130	953	2,302	9,321

Income from discontinued operations	—	28	—	56

Net income	$1,130	$981	$2,302	$9,377

Net income per share of common stock - basic and diluted
Income from continuing operations	$0.05	$0.06	$0.11	$0.59
Income from discontinued operations	—	—	—	—
Net income per share	$0.05	$0.06	$0.11	$0.59

Weighted average shares of common stock used to compute net income per share, basic and diluted	19,104	15,609	19,092	15,600

Distributions per share of common stock	$0.20	$0.20	$0.40	$0.40

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2014
(in thousands)
(unaudited)

	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total

Balance at December 31, 2013	$196	$306,423	$(79,352)	$227,267

Net income	—	—	2,302	2,302
Deferred compensation	—	(983)	—	(983)
Issuance of shares of Common Stock for deferred compensation	1	982	—	983
Amortization of deferred compensation	—	716	—	716
Distributions	—	—	(7,871)	(7,871)

Balance at June 30, 2014	$197	$307,138	$(84,921)	$222,414

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,302	$9,377
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of real estate acquired for investment	—	(7,696)
Bad debt recoveries	(26)	(227)
Income from Advised Funds	(368)	(44)
Cash receipts for related party fees	16	10
Depreciation and amortization	6,044	6,032
Amortization of deferred compensation	716	619
Decrease in tenant and accounts receivable	784	414
Increase in accounts receivable - related party	(920)	(703)
(Increase) decrease in other assets	(1,643)	491
Decrease in accounts payable and other liabilities	(2,823)	(1,949)
Net cash provided by operating activities	4,082	6,324

Cash flows from investing activities:
Improvements to real estate, including tenant improvements and leasing costs	(1,665)	(1,679)
Net cash paid for acquisition of investment properties	(28,595)	(29,714)
Additions to furniture, fixtures and equipment	(42)	(26)
Notes receivable collections (advances)	4,184	(1,377)
Investments in and advances to Advised Funds	—	(1,762)
Distributions and payments from Advised Funds	1,008	3,718
Proceeds from sale of investment property	—	32,861
Net cash (used in) provided by investing activities	(25,110)	2,021

Cash flows from financing activities:
Proceeds from notes payable	20,500	48,050
Payments of notes payable	(1,013)	(51,495)
Payments for financing costs	(1)	(9)
Issuance costs	—	(13)
Common dividends paid	(7,871)	(6,470)
Net cash provided by (used in) financing activities	11,615	(9,937)

Net decrease in cash and cash equivalents	(9,413)	(1,592)
Cash and cash equivalents, beginning of period	14,297	2,992
Cash and cash equivalents, end of period	$4,884	$1,400

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$4,812	$4,684
Taxes	$372	$250

Deferred compensation recorded upon issuance of restricted shares of common stock	$983	$948

Reclassification of tenant and accounts receivable to notes receivable	$217	$119

Reclassification of accounts receivable - related party to notes receivable - related party	$556	$448

Contribution of interest in net assets to joint venture	$—	$10,785

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

          As of June 30, 2014, our portfolio consisted of 33 wholly-owned properties with approximately 1.6 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of June 30, 2014, our Advised Funds held all or a portion of ownership in 14 properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of June 30, 2014, and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these financial statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of each subsidiary in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2014, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

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

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain of our leases provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and are equal to a percentage of sales above such targets. During the six months ended June 30, 2014 and 2013, we recognized percentage rents of $37,000 and $48,000, respectively. Accrued rents and reimbursable expenses are included in tenant and accounts receivable, net.

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

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress. Costs capitalized relate to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, direct construction costs as well as the salaries and payroll costs of personnel directly involved. Additionally, we capitalize costs related to development and significant redevelopment activities, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and indirect development costs related to buildings under construction. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment; however, capitalization of such costs generally ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. During the six months ended June 30, 2014 and 2013, we capitalized external and internal costs related to both development and redevelopment activities of $197,000 and $15,000, respectively.

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

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the six months ended June 30, 2014 or 2013.

New Accounting Pronouncements

          In May 2014, the FASB issued “Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and allows for alternative transition methods: (a) a full retrospective adoption in which the new guidance is applied to all of the periods presented, or (b) a modified retrospective adoption in which the new guidance is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. We are currently evaluating this accounting update and our existing revenue recognition policies to determine what impact, if any, this new guidance could have on our consolidated financial statements as well as what transition method we would utilize, if any, upon adoption.

          In April 2014, the FASB issued “Accounting Standards Update No. 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The update amends the previous definition of discontinued operations to only include disposals that represent a strategic shift and have (or will have) a major effect on an entity’s operations and financial results. The update also requires additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements. Historically, we have classified and reported disposals of our operating properties for which operations and cash flows are clearly distinguished as discontinued operations. See Note 4. Upon adoption of this standard, we expect that future disposals of operating real estate assets will not qualify for discontinued operations reporting treatment.

Subsequent Events

          On July 3, 2014, we entered into a purchase agreement with GDC Tuxedo, LLC to purchase the Tuxedo Festival shopping center for $27.9 million. Tuxedo Festival is located at the corner of Roswell Road and Piedmont Road in Atlanta, Georgia and has 54,310 square feet of GLA on approximately 4 acres of land. The purchase agreement is subject to standard due diligence terms that expired on July 21, 2014. We deposited $1.0 million in escrow, which is nonrefundable. We expect to close this transaction during the third quarter.

          On July 10, 2014, we received an unsolicited proposal from Regency Centers Corporation to acquire all the outstanding shares of the Company’s common stock for $22.00 per share. On July 29, 2014, we announced:

•	that our Board of Directors determined it will explore strategic alternatives to enhance stockholder value;

•

that after a comprehensive review and consultation with our advisors, our Board of Directors has rejected the unsolicited proposal by Regency Centers Corporation to acquire the Company for $22.00 per share; and

•

that, in connection with the determination by the Board of Directors and as a part of its effort to ensure the orderly review of strategic alternatives, the Board elected to cause AmREIT to become subject to the Maryland Business Combination Act, which, subject to limitations, prohibits certain business combinations between AmREIT and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes fair price and/or supermajority voting requirements on these combinations.

          There can be no assurance that the Board’s evaluation will result in any transaction and the Board has not made a decision to pursue any specific transaction or strategic alternative. The Board of Directors has set no timetable for completion of this process.

          We did not have any additional material subsequent events subsequent to June 30, 2014, and through the date of this filing that impacted our consolidated financial statements.

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

Lantern Lane

              On June 25, 2014, we acquired the Lantern Lane shopping center from MIG III pursuant to an independent appraisal process for a purchase price of $22.7 million. Lantern Lane is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains 81,567 square feet of GLA and was 100% occupied at the time of purchase. Major tenants at the property are Fresh Market and CVS/pharmacy. We acquired the property with a combination of cash on hand and borrowings of $20.5 million under our $75 Million Facility.

Inverness Townhomes

              During April and May 2014, we completed the purchase of 21 individual condominium units at the Inverness Townhomes, which are adjacent to our Uptown Park property for approximately $5.9 million as part of a plan for future development. The individually purchased condominiums collectively represent 20.3% of the combined total condominium units. The purchase was funded with cash on hand. We have allocated all of the purchase price to land as we believe the condominiums are obsolete.

              The table below details the total cash paid for Lantern Lane and Inverness Townhomes as reported on our consolidated statements of cash flows and the corresponding values assigned to its assets and liabilities (in thousands):

	Lantern Lane	Inverness	Total
Assets
Land	$7,442	$5,895	$13,337
Building	13,252	—	13,252
Tenant improvements	398	—	398
Acquired lease intangibles, net	2,561	—	2,561
Other assets	581	—	581
Liabilities
Acquired below-market lease intangibles	(1,534)	—	(1,534)
Net cash paid for the acquisitions	$22,700	$5,895	$28,595

Woodlake Square

          On September 18, 2013, we acquired the Woodlake Square shopping center from VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains approximately 157,000 square feet of GLA and was 88.6% occupied at the time of purchase. Its major tenants include Randalls, Walgreens and Jos. A. Bank. Prior to the closing of the acquisition, we managed Woodlake Square through ARIC and its joint venture with AEW Capital, which owned a 90% interest in the joint venture. MIG III and MIG IV (affiliates of ours) also owned a 3% and 6% interest in the joint venture, respectively. The purchase price was negotiated on an arms-length basis between the Company and AEW Capital. We funded the purchase price with cash on hand and escrow deposits of approximately $18.1 million, a mortgage loan from PNC Bank in the amount of $23.0 million and assumption of approximately $449,000 in net liabilities and prorations (primarily accrued property taxes).

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

Pro Forma Results of Acquisitions

          The tables below present our pro forma results of operations for the three and six months ended June 30, 2014, assuming that we acquired Lantern Lane on January 1, 2014 (in thousands):

Three months ended June 30, 2014	Pro forma adjustments to
	Historical results	historical results	Pro forma results
Total revenues	$12,541	$503	$13,044
Net income	$1,130	$32	$1,162

Six months ended June 30, 2014	Pro forma adjustments to
	Historical results	historical results	Pro forma results
Total revenues	$25,282	$1,090	$26,372
Net income	$2,302	$137	$2,439

          The tables below present our pro forma results of operations for the three and six months ended June 30, 2013, assuming that we acquired Lantern Lane, Woodlake Square, Preston Royal East Land, and Fountain Oaks on January 1, 2013 (in thousands):

Three months ended June 30, 2013		Pro forma adjustments to historical results
	Historical results	Lantern Lane	Woodlake Square	Preston Royal East Land	Fountain Oaks	Pro forma results
Total revenues	$10,735	$503	$809	$—	$615	$12,662
Net income	$981	$(4)	$(188)	$130	$(9)	$910

Six months ended June 30, 2013		Pro forma adjustments to historical results
	Historical results	Lantern Lane	Woodlake Square	Preston Royal East Land	Fountain Oaks	Pro forma results
Total revenues	$22,614	$1,090	$1,618	$—	$1,229	$26,551
Net income	$9,377	$101	$(377)	$130	$(17)	$9,214

4. DISPOSITION ACTIVITY

MacArthur Park Joint Venture

          On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property for a 30% interest in the joint venture and Goldman Sachs contributed cash for a 70% interest. Our 30% ownership interest does not qualify for consolidation under GAAP and we deconsolidated this property on March 26, 2013. However, our significant continuing involvement in MacArthur Park precludes us from treating our contribution of the property to the joint venture as discontinued operations and MacArthur Park’s historical operating results prior to the formation of the joint venture are included in our income from continuing operations. Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture and we account for our ownership under the equity method since the date of the formation of the joint venture. See also Note 5 for discussion of our MacArthur Park Joint Venture.

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

•	On November 12, 2013, we completed the sale of Loop 610 & Ella for $7.5 million, and we recorded a gain on sale of $2.3 million in the fourth quarter of 2013.

          The following table is a summary of our discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands, except for per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$—	$49	$—	$87
Total revenues	—	49	—	87
Expenses:
General and administrative	—	1	—	1
Property expense	—	11	—	11
Legal and professional	—	3	—	7
Depreciation and amortization	—	6	—	12
Total expenses	—	21	—	31
Income from discontinued operations, net of tax	$—	$28	—	56
Basic and diluted income from discontinued operations per share	$—	$—	$—	$—

5. INVESTMENTS IN ADVISED FUNDS

          As of June 30, 2014, our Advised Funds included one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one joint venture with two of our high net worth investment funds, MIG III and MIG IV, and four high net worth investment funds. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

          The table below details our investments in our Advised Funds as of June 30, 2014, and December 31, 2013 (in thousands).

Investment	Ownership	June 30, 2014	December 31, 2013
Joint Ventures:
AmREIT MacArthur Park, LLC	30.0%	$8,532	$8,519
AmREIT SPF Shadow Creek, L.P.	10.0%	5,454	5,567
AmREIT Westheimer Gessner, L.P.	10.0%	848	877
High net worth investment funds:
MIG	2.4%	130	167
MIG II	2.6%	164	204
MIG III	2.1%	245	179
MIG IV	2.6%	161	176
Total		$15,534	$15,689

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

          Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture, and we account for our ownership under the equity method since the date of the formation of the joint venture. The MacArthur Park Joint Venture incurred acquisition costs of $547,000, of which $164,000 represents our 30% portion. Our portion of these costs has been included in loss from Advised Funds on our consolidated statements of operations for the six months ended June 30, 2013. We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of June 30, 2014, differs from our proportionate share of the joint venture’s net assets by $2.5 million. This basis difference represents the difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over 10 years, which is the expected holding period of the joint venture, and include the amortization in income (loss) from Advised Funds on our consolidated statements of operations. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture and we retain a right of first offer to acquire the project in the future after expiration of a two-year lock-out period.

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

          AmREIT Westheimer Gessner, L.P. – In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, L.P. was formed in 2007 to acquire, lease and manage the Woodlake Pointe Shopping Center, a shopping center located on the west side of Houston, Texas. In June 2008, we sold two-thirds of our interest (a 20% limited partner interest) in the Woodlake Pointe Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. We, MIG III and MIG IV now hold a 10%, 30% and 60% interest in the Woodlake Pointe Shopping Center, respectively. On September 30, 2013, AmREIT Westheimer Gessner, L.P sold a building and a parcel of land at the Woodlake Pointe Shopping Center. AmREIT Westheimer Gessner, L.P recorded an impairment on sale of approximately $576,000 in the third quarter of 2013 related to accrued rent, our portion of which was $58,000.

High Net Worth Investment Funds

          Our four high net worth investment funds are limited partnerships for whom we (or a wholly-owned subsidiary) act as a general partner, subject to the right of the unrelated limited partners, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 2.6%. As sponsor, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been paid. Once the preferred return has been paid, the general partner begins sharing in the available cash flow at various promoted levels. Based on currently available information, we do not expect our high net worth investment funds to achieve their respective preferred returns prior to their dissolution and wind-up of operations. Our high net worth investment funds are designed to have a finite life with a specified liquidation commencement date, which may be extended depending upon approval from the majority of the limited partners. We, as general partner, have begun to actively market all operating properties, complete all development and redevelopment projects and wind up operations in an orderly fashion, which may take months or years to complete.

6. FAIR VALUE MEASUREMENTS

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes receivable – related party, notes payable and accounts payable and other liabilities. Except for the notes payable, the carrying values are representative of the fair values due to the short-term nature of the instruments. GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:

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

          Our notes payable consist of both variable-rate and fixed-rate notes. Our only variable-rate debt is the $75 Million Facility, which had an outstanding balance of $20.5 million as of June 30, 2014 and $0 as of December 31, 2013, representing their approximate fair value due to their floating rates. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable as of June 30, 2014 and December 31, 2013 are $226.3 million and $207.2 million, respectively, and are classified in Level 2 of the fair value hierarchy.

7. NOTES PAYABLE

          Our outstanding debt as of June 30, 2014, and December 31, 2013, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Fixed-rate mortgage loans	$198,786	$199,851
$75 Million Facility	20,500	—
Total	$219,286	$199,851

          On June 24, 2014, we borrowed $20.5 million under our $75 Million Facility to fund a portion of the Lantern Lane shopping center purchase price. See also Note 3. As of June 30, 2014, the $75 Million Facility (our primary source of additional credit) had an outstanding balance of $20.5 million with $51.6 million available for future borrowings for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75 Million Facility has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The interest rate as of June 30, 2014 was 2.21%. The amount available for us to borrow under the $75 Million Facility at any given time is subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.50 to 1.00.

          Our ability to borrow under the $75 Million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. As of June 30, 2014, we were in compliance with our covenants under our $75 Million Facility. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75 Million Facility if we default on any of our other indebtedness that equals or exceeds $1.0 million, including any indebtedness we have guaranteed.

          As of June 30, 2014, the weighted average interest rate on our fixed-rate debt was 4.7% and the remaining average life on such debt was 3.6 years.

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

          The following table provides a reconciliation of net income and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Continuing Operations

Income from continuing operations attributable to common stockholders	$1,130	$953	$2,302	$9,321
Less: Dividends attributable to unvested restricted stockholders	(115)	(113)	(227)	(221)
Basic and Diluted — Income from continuing operations	1,015	840	2,075	9,100
Discontinued Operations
Basic and Diluted — Income from discontinued operations	—	28	—	56
Net income attributable to common stockholders after allocation to participating securities	$1,015	$868	$2,075	$9,156

Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	19,104	15,609	19,092	15,600

Basic and Diluted Earnings Per Share

Income from continuing operations attributable to common stockholders	$0.05	$0.06	$0.11	$0.59

Income from discontinued operations attributable to common stockholders	—	—	—	—
Net income attributable to common stockholders	$0.05	$0.06	$0.11	$0.59

(1)

Weighted average shares outstanding do not include unvested shares of restricted stock totaling 574 and 563 for the three months ended June 30, 2014, and 2013 and 567 and 552 for the six months ended June 30, 2014 and 2013, respectively.

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

          The following table presents restricted stock activity during the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014		2013
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	560,015	$15.38	542,517	$15.24
Granted	57,047	17.26	54,750	17.33
Vested	(43,971)	17.22	(37,251)	16.25
End of period	573,091	$15.42	560,016	$15.38

          The total grant date fair value of shares vested during the six months ended June 30, 2014 and 2013 was $757,000 and $605,000 respectively. Total compensation cost recognized related to restricted stock during the six months ended June 30, 2014 and 2013 was $716,000 and $619,000, respectively. As of June 30, 2014, total unrecognized compensation cost related to restricted stock was $8.8 million, and the weighted average period over which we expect this cost to be recognized is 6.0 years.

10. RELATED PARTY TRANSACTIONS

          The tables below detail our income and administrative cost reimbursements from the Advised Funds for the three and six months ended June 30, 2014 and 2013 and the balance of related party loans made to certain of our affiliated Advised Funds as of June 30, 2014 and December 31, 2013 (see also Note 5 regarding investments in our Advised Funds) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Real estate fee income(1)	$660	$640	$1,185	$1,267
Asset management fee income(2)	191	156	383	311
Construction management fee income(3)	18	76	47	137
Advisory services income - related party	$869	$872	$1,615	$1,715
Interest and other income - related party	$12	$53	$22	$109
Reimbursements of administrative costs	$230	$211	$452	$403

	As of
	June 30, 2014	December 31, 2013
Notes receivable - related party (4)	$1,366	$1,359
Less reserve (5)	(622)	(670)
Net book value included on our Consolidated Balance Sheet	$744	$689

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

11. CONCENTRATIONS

          As of June 30, 2014, our Uptown Park property accounted for 13.4% of our consolidated total assets. No other individual property comprised 10% or more of our consolidated assets. Consistent with our strategy of investing in geographic areas that we know well, 22 of our properties are located in the Houston metropolitan area. These Houston properties represent 59.6% and 55.3% of our rental income for the six months ended June 30, 2014 and 2013, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top ten tenants for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014		2013	2014		2013
Kroger	$531	(1)	$398	$1,062	(2)	$927	(3)
Landry’s(4)	313		312	626		626
CVS/pharmacy	306		305	611		611
H-E-B	277		277	555		555
Safeway(5)	224		113	453		241
Publix	195		195	390		390
Walgreens	158		75	315		149
Bank of America	128		128	257		258
Hard Rock Café	124		124	248		248
Barnes & Noble	122		122	244		259
	$2,378		$2,049	$4,761		$4,264

(1)	Includes $133 related to our Kroger tenant at our Fountain Oaks property, which was acquired on June 26, 2013.

(2)	Includes $265 related to our Kroger tenant at our Fountain Oaks property, which was acquired on June 26, 2013.

(3)	Includes $131 related to our Kroger tenant at our MacArthur Park property, which was contributed to the MacArthur Park Joint Venture on March 26, 2013.

(4)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmicks, Mortons and The Grotto.

(5)	Safeway, a regional supermarket, is the anchor tenant at our Preston Royal West and Woodlake Square properties, which were acquired in December 2012 and September 2013, respectively.

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

          On July 14, 2014, two of our alleged stockholders, filed a stockholder derivative petition and purported class action in the Harris County, Texas District Court, seeking injunctive relief in connection with alleged breach of fiduciary duty claims against each of our directors in connection with the board’s consideration of an unsolicited proposal from Regency Centers Corporation, announced on July 10, 2014, to acquire all of the outstanding shares of our common stock. The complaint also names us as a nominal defendant in connection with the shareholder derivative claim. There have been no further pleadings in this action since the filing of the complaint. We believe these claims are without merit and intend to defend against the claims vigorously.

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

          Segment results for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

		Advisory Services
Three months ended June 30, 2014	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$11,672	$—	$—	$11,672
Advisory services income - related party	—	677	192	869
Total revenue	11,672	677	192	12,541

General and administrative	780	1,175	50	2,005
Property expense	3,459	—	—	3,459
Legal and professional	311	4	—	315
Real estate commissions	—	74	—	74
Acquisition fees	224	—	—	224
Depreciation and amortization	3,090	—	—	3,090
Total expenses	7,864	1,253	50	9,167

Interest expense	(2,484)	—	—	(2,484)
Other income	64	—	176	240
Income (loss) from continuing operations	$1,388	$(576)	$318	$1,130

		Advisory Services
Three months ended June 30, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$9,863	$—	$—	$9,863
Advisory services income - related party	—	717	155	872
Total revenue	9,863	717	155	10,735

General and administrative	783	1,254	32	2,069
Property expense	2,660	—	—	2,660
Legal and professional	242	15	1	258
Real estate commissions	—	52	—	52
Acquisition costs	126	—	—	126
Depreciation and amortization	2,732	—	—	2,732
Total expenses	6,543	1,321	33	7,897

Interest expense	(2,267)	—	—	(2,267)
Other income	300	2	80	382
Income (loss) from continuing operations	$1,353	$(602)	$202	$953

		Advisory Services
Six months ended June 30, 2014	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$23,567	$—	$—	$23,567
Advisory services income - related party	—	1,232	383	1,615
Real estate fee income	100	—	—	100
Total revenue	23,667	1,232	383	25,282

General and administrative	1,705	2,314	94	4,113
Property expense	7,188	—	—	7,188
Legal and professional	677	18	—	695
Real estate commissions	6	123	—	129
Acquisition fees	224	—	—	224
Depreciation and amortization	6,216	—	—	6,216
Total expenses	16,016	2,455	94	18,565

Interest expense	(4,951)	—	—	(4,951)
Other income	173	—	363	536
Income (loss) from continuing operations	$2,873	$(1,223)	$652	$2,302

		Advisory Services
Six months ended June 30, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$20,786	$—	$113	$20,899
Advisory services income - related party	—	1,404	311	1,715
Total revenue	20,786	1,404	424	22,614

General and administrative	1,548	2,424	58	4,030
Property expense	5,843	—	—	5,843
Legal and professional	479	25	2	506
Real estate commissions	1	103	—	104
Acquisition costs	126	—	—	126
Depreciation and amortization	6,025	—	—	6,025
Total expenses	14,022	2,552	60	16,634

Interest expense	(4,760)	—	—	(4,760)
Other income	8,166	2	(67)	8,101
Income (loss) from continuing operations	$10,170	$(1,146)	$297	$9,321

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

EXECUTIVE OVERVIEW

Regency Offer and Exploration of Strategic Alternatives

          On July 10, 2014, we received an unsolicited proposal from Regency Centers Corporation to acquire all the outstanding shares of the Company’s common stock for $22.00 per share. On July 29, 2014, we announced:

•	that our Board of Directors determined it will explore strategic alternatives to enhance stockholder value;

•

that after a comprehensive review and consultation with our advisors, our Board of Directors has rejected the unsolicited proposal by Regency Centers Corporation to acquire the Company for $22.00 per share; and

•

that, in connection with the determination by the Board of Directors and as a part of its effort to ensure the orderly review of strategic alternatives, the Board elected to cause AmREIT to become subject to the Maryland Business Combination Act, which, subject to limitations, prohibits certain business combinations between AmREIT and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes fair price and/or supermajority voting requirements on these combinations.

          There can be no assurance that the Board’s evaluation will result in any transaction and the Board has not made a decision to pursue any specific transaction or strategic alternative. The Board of Directors has set no timetable for completion of this process.

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

Our Portfolio and Recent Portfolio Activity

          As of June 30, 2014, our portfolio consisted of 33 wholly-owned properties with approximately 1.6 million square feet of GLA, which were 93.8% occupied (95.2% leased) with a weighted average remaining lease term of 6.5 years.

          In executing our investment strategy, we completed the following acquisitions and dispositions impacting our results of operations during the periods presented:

•

On June 25, 2014 we acquired the Lantern Lane shopping center from MIG III pursuant to an independent appraisal process for a purchase price of $22.7 million. Lantern Lane is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains 81,567 square feet of GLA and was 100% occupied at the time of purchase. Major tenants include Fresh Market and CVS/pharmacy. We acquired the property with a combination of cash on hand and a $20.5 million debt draw from our $75 Million Facility.

•

During April and May 2014, we completed the purchase of 21 individual condominium units at the Inverness Townhomes, which are adjacent to our Uptown Park property for approximately $5.9 million as part of a plan for future development. The individually purchased condominiums collectively represent 20.3% of the combined total condominium units. The purchase was funded with cash on hand.

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

•

On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs whereby we contributed our MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for $25.5 million and placed mortgage financing on the combined property of $43.9 million. See also Note 5 of the Notes to Consolidated Financial Statements. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future after expiration of a two-year lock-out period.

Redevelopment Initiatives

          We evaluate our properties on an ongoing basis in order to identify opportunities to create value through redevelopment. Our properties are generally single-story, retail properties located in markets characterized by high population density and affluence. We believe that higher density development is economically viable and desirable in the near term on several of our properties. We have identified several such properties in the Houston market – Uptown Park, The Courtyard on Post Oak and the Inverness Townhomes, all of which are located in Uptown Houston, which we believe is one of the most active commercial districts in the country. Uptown Houston has a combination of office, residential and mixed-use development projects currently underway with a combined value of over $1 billion. Uptown Park is a low-density, single-story project located on 17 acres at the intersection of Post Oak and Loop 610. The Courtyard on Post Oak is comprised of 13,600 square feet of single-story retail space on 69,000 square feet of land at the intersection of San Felipe and Post Oak. The Inverness Townhomes are condominiums residing on 2.92 acres at 800 Post Oak Boulevard, Houston, Texas directly adjacent to our Uptown Park property. We intend to redevelop these properties with qualified developers who have a national reputation and are seeking the option to invest as a co-developer in the vertical improvements.

Uptown Park – Baker Site - The first redevelopment site at Uptown Park is now occupied by one single-story building with GLA of 12,200 square feet housing three tenants. The building is situated on 1.118 acres on the northwest portion of the Uptown Park property, known as the “Baker Site”. We have categorized this property as “under redevelopment” and have been taking the appropriate steps for tenant lease terminations and/or relocations. On April 9, 2014, we entered into an Omnibus Agreement with Crimson Real Estate Advisors, LP with respect to the Baker Site; however, this Omnibus Agreement expired and was terminated on July 25, 2014. We successfully negotiated with Champps to release to us the development rights of their parking lot contiguous to the Baker Site, and we returned to our original vision of developing a lower profile residential project by expanding the building’s footprint. While we no longer expect to enter into a ground lease with respect to the Baker Site, we believe this more appropriately sized project, which we are calling The Palazzi at Uptown Park, will be one of the finest for-rent multifamily project of its type in our market. We now will be able to increase the size of the retail square footage, making the north end of Uptown Park a more prominent place-making experience that is essential to long term value creation in projects of this kind. The project is anticipated to include approximately 200 residential units and approximately 40,000 square feet of retail. Total project costs are estimated to be approximately $80 million and construction is anticipated to begin in 2015.

Uptown Park – Southeast Corner - We are in exclusive negotiations with a four-star hotel flag and a hotel development partner for a mixed use development project at the southeast corner of Uptown Park, located at the corner of Loop 610 and Post Oak Blvd. The anticipated development could include 243 hotel rooms, 234 residential units and up to 20,000 square feet of ground floor retail. Total project costs are estimated to be approximately $204 million. Construction could begin within the next 18 months.

The Courtyard on Post Oak - The Courtyard on Post Oak is now occupied by two single-story buildings with combined GLA of approximately 13,600 square feet. One building consists of 9,600 square feet, which we have fully leased down, and we have negotiated a lease termination option with the tenant in the remaining 4,000 square foot building, which will allow us to take control of the premises in January 2015. We have categorized The Courtyard on Post Oak as “under redevelopment.” We have entered into a letter of intent with a regional multi-family developer to develop a 40-story, 356-unit residential tower with two stories of retail with respect to The Courtyard at Post Oak. AmREIT is currently negotiating a joint venture with the developer as co-sponsors whereby we will seek an institutional equity partner. AmREIT will retain ownership of the 1.58 acres and ground lease the site to the anticipated venture. Total project costs are estimated be approximately $142 million and construction could begin within the next 12 months.

Inverness Townhomes - During April and May 2014, we completed the purchase of 21 individual condominium units at the Inverness Townhomes, which are adjacent to our Uptown Park property for approximately $5.9 million as part of a plan for future development. The individually purchased condominiums collectively represent 20.3% of the combined total condominium units. We have entered into a letter of intent with Trammell Crow Company to form a Limited Liability Company to purchase the entire Inverness Townhome site and to form a joint venture for the development of approximately 560,000 square feet of office space and 16,000 square feet of retail space. The site is approximately 2.9 acres and is located at the northwest corner of Post Oak Blvd and Uptown Park Blvd. We anticipate that we will be a 5% co-developer member, Trammell Crow Company will be a 5% co-developer member and an institutional investor will be a 90% Investor Member. Total project costs are estimated to be in excess of $225 million. Construction could begin within the next 12-15 months.

          These redevelopment opportunities will likely have a negative impact on our operating results while the properties are being redeveloped. However, we believe that such opportunities will improve the long-term operating results of the properties and allow us to maintain control of the land with limited risk related to the vertical development. There can be no assurance that any definitive agreements with third parties with respect to these redevelopment opportunities will be finalized on the terms expected or at all, that the anticipated projects will ultimately be commenced or completed on time, on budget or at all, or that our participation in the projects will not change in the form or amounts currently contemplated.

Our Advisory Services

          Advised Funds – As of June 30, 2014, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, and one joint venture with two of our high net worth investment funds, MIG III and MIG IV. As the sole owner of the general partner of each of the four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of June 30, 2014, our Advised Funds held all or a portion of the ownership interests in 14 properties with approximately 2.3 million square feet of GLA and an undepreciated book value of $487.4 million.

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

LEASING UPDATE

          The following table summarizes our leasing activity for comparable leases for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expirations
Number of leases	22	19	43	31
GLA	70,062	54,171	126,106	78,080
New Leases(1)
Number of leases	5	2	9	6
GLA	11,821	3,410	19,211	11,877
Expiring annualized base rent per square foot	$28.01	$27.25	$29.99	$24.67
New annualized base rent per square foot	$42.49	$28.47	$41.73	$31.99
% Change (Cash)	51.7%	4.5%	39.1%	29.7%
Renewals(2)
Number of leases	14	15	28	24
GLA	34,798	48,090	76,837	67,097
Expiring annualized base rent per square foot	$30.22	$23.26	$26.45	$24.45
New annualized base rent per square foot	$32.69	$25.01	$28.68	$26.23
% Change (Cash)	8.2%	7.5%	8.4%	7.3%
Combined
Number of leases	19	17	37	30
GLA	46,619	51,500	96,048	78,974
Expiring annualized base rent per square foot	$29.66	$23.52	$27.16	$24.48
New annualized base rent per square foot	$35.17	$25.24	$31.29	$27.09
% Change (Cash)	18.6%	7.3%	15.2%	10.6%

(1)	Represents new leases for a space that was not vacant for more than 12 consecutive months prior to lease signing.

(2)	Represents existing tenants that, upon expiration of their leases, enter into new leases for the same space.

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

RESULTS OF OPERATIONS

Recent Acquisitions and Disposition Activity

          Recent and planned acquisition and disposition activity may affect our future results of operations. On June 25, 2014, we completed the acquisition of the Lantern Lane shopping center. During 2013, we completed acquisitions of Woodlake Square, Fountain Oaks and the underlying land at the Preston Royal Village shopping center and entered into a joint venture. All of which may affect the comparability of our future results of operations. See also “EXECUTIVE OVERVIEW - Our Portfolio and Recent Portfolio Activity” for additional discussion. We include the results of operations from our acquisitions from the date they are acquired forward, and our historical results of operations will not include any activity prior to their purchase. See also Note 3 of the Notes to Consolidated Financial Statements for the pro forma effects of our completed acquisitions on our historical results.

Same store properties

          Throughout this section, we have provided certain information on a “same store” property basis. Properties that we have designated as “same store” represent those properties that we wholly owned and operated for the entirety of both periods being compared, except for properties for which significant redevelopment or expansion occurred during either of the periods. Accordingly, our recent acquisitions of Lantern Lane, Woodlake Square and Fountain Oaks as well as our contribution of our MacArthur Park property to our MacArthur Park Joint Venture are reported as non-same store in our comparison of results of operations below. In addition, our Uptown Park and Courtyard properties are classified as under redevelopment and are presented separately. While there is some judgment surrounding changes in designation as a given property is redeveloped or expanded, we typically remove properties from the same store designation once significant redevelopment has commenced, which typically starts with leasing down or maintaining vacancies at the property in connection with the redevelopment. We typically move redevelopment properties and expansion properties into the same store designation once they have stabilized, which is typically when the growth expected from the redevelopment or expansion has been included in the comparable periods.

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

          Below are the results of operations for the three months ended June 30, 2014 and 2013 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from April 1, 2013 through June 30, 2014.

	Three months ended June 30,
	2014	2013	Change $	Change %
Same store properties (28 properties)
Rental income (1)	$5,673	$5,536	$137	2.5%
Recovery income (1)	1,899	1,720	179	10.4%
Percentage rent (1)	16	11	5	45.5%
Less:
Property expenses	2,093	1,917	(176)	(9.2)%
Same store NOI, excluding redevelopment properties	5,495	5,350	145	2.7%
Same store occupancy, excluding redevelopment properties, at end of period(3)	96.9%	96.3%	n/a	0.6%
Redevelopment properties (2 properties)
Rental income (1)	2,108	2,184	(76)	(3.5)%
Less:
Property expenses	810	714	(96)	(13.4)%
Redevelopment properties NOI	1,298	1,470	(172)	(11.7)%
Same Store NOI, including redevelopment properties(2)	6,793	6,820	(27)	(0.4)%
Redevelopment properties occupancy at end of period(3)	87.3%	89.8%	n/a	(2.5)%
Non-same store properties (3 properties)
Rental income (1)	1,703	210	1,493	*
Less:
Property expenses	561	88	(473)	*
Non-same store net operating income	1,142	122	1,020	*
Total net operating income(2)	7,935	6,942	993	14.3%
Other revenues	1,396	1,477	(81)	(5.5)%
Less other expenses	8,201	7,466	(735)	(9.8)%
Income (loss) from continuing operations	1,130	953	177	18.6%
Income from discontinued operations	—	28	(28)	(100.0)%
Net income	$1,130	$981	$149	15.2%

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income from operating leases from redevelopment and non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended June 30, 2014 and 2013, rental income from operating leases was $11,672 and $9,863, respectively.

(2)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Net Operating Income” below.

(3)	Percent occupied is calculated as (i) GLA under commenced leases as of June 30, 2014, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased on a same store basis for the three months ended June 30, 2014, as compared to the same period in 2013. The increase was due to $143,000 in increases from average rental rates partially offset by decreases in average occupancy of $(6,000).

•

Recovery income. Recovery income increased on a same store basis for the three months ended June 30, 2014, as compared to the same period in 2013. This increase was due to increased property expenses, primarily for increased property tax assessments and increased repairs and maintenance that are recovered from tenants.

•

Property expenses. Property expenses increased on a same store basis for the three months ended June 30, 2014, as compared to the same period in 2013. The increase was primarily attributable to increased property tax assessments of approximately $117,000 during 2014, increased repairs and maintenance at various properties across our platform and a bad debt recovery of $56,000 related to a favorable settlement with a former tenant that reduced property expense during the first quarter of 2013. This was partially offset by a reduction of ground lease expense of $90,000 at our Preston Royal Village Shopping Center during 2014 as a result of the purchase of the underlying land at Preston Royal Village East property during the third quarter of 2013.

Redevelopment Properties – Property Revenues and Property Expenses

          Operating income from redevelopment properties decreased due to lease-down activity to make the properties ready for redevelopment as well as increased property taxes, primarily at our Uptown Park Property.

Non-same Store Properties – Property Revenues and Property Expenses

          Operating income from non-same store properties increased due to the acquisitions of Lantern Lane in June of 2014 and Woodlake Square and Fountain Oaks during 2013. As a result, we recognized increased rental income and tenant recovery income partially offset by increases in property expenses for these properties as we did not own Lantern Lane or Woodlake Square during the comparable period in 2013 and only owned Fountain Oaks for the period June 26-30, 2013.The results of operations for Lantern Lane, Woodlake Square and Fountain Oaks have been recorded in our consolidated statements of operations from the date of acquisition forward.

Other Revenues and income

          Overall, other revenues and income decreased for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Three months ended June 30,
	2014	2013	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$190	$206	$(16)	(7.8)%
Advisory services income - related party:
Real estate fee income	659	640	19	3.0%
Asset management fee income	191	156	35	22.4
Construction management fee income	18	76	(58)	(76.3)%
Total advisory services income - related party	868	872	(4)	(0.5)%
Lease termination income	84	—	84	*
Income from Advised Funds	181	192	(11)	(5.7)%
Interest and other income	61	154	(93)	(60.4)%
Interest and other income - related party	12	53	(41)	(77.4)%
Total other revenues	$1,396	$1,477	$(81)	(5.5)%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Lease termination income. Lease termination income increased for the three months ended June 30, 2014, as compared to the same period in 2013. We recorded $75,000 due to a lease termination agreement with a tenant at our Uptown Dallas property and $9,000 due to a lease termination agreement with a tenant at our Cinco Ranch property.

•

Interest income. Interest income decreased for the three months ended June 30, 2014, as compared to the same period in 2013. The decreased interest is due to the payoff in January 2014 of a third-party note receivable due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property.

Other Expenses

          Overall, other expenses increased for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Three months ended June 30,
	2014	2013	Change $	Change %
Straight-line bad debt recoveries(1)	$(4)	$(55)	$(51)	*
General and administrative	2,005	2,069	64	3.1%
Legal and professional	316	258	(58)	(22.5)%
Real estate commissions	74	52	(22)	(42.3)%
Acquisition costs	224	126	(98)	(77.8)%
Depreciation and amortization	3,090	2,732	(358)	(13.1)%
State income tax expense (benefit)	12	17	5	29.4%
Interest expense	2,484	2,267	(217)	(9.6)%
	$8,201	$7,466	$(735)	(9.8)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Acquisition costs. Acquisition costs increased for the three months ended June 30, 2014, as compared the same period in 2013. The increase is attributable to the acquisitions of Lantern Lane and the Inverness Townhomes in 2014 compared to the acquisition of Fountain Oaks in the same period in 2013.

•

Depreciation and amortization. Depreciation and amortization expense increased for the three months ended June 30, 2014 as compared to the same period in 2013. This increase is driven by the acquisitions of Fountain Oaks and Woodlake Square in 2013. We recorded a full quarter of depreciation and amortization expense during 2014 for these two 2013 acquisitions compared to only a few days of depreciation and amortization expense related to Fountain Oaks subsequent to its acquisition in June 2013 and no expense for Woodlake Square acquired in September 2013.

•

Interest expense. Interest expense increased for the three months ended June 30, 2014 as compared to the same period in 2013. This is due to increased borrowings for the acquisition of Woodlake Square during 2013.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

          Below are the results of operations for the six months ended June 30, 2014 and 2013 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2013 through June 30, 2014.

	Six months ended June 30,
	2014	2013	Change $	Change%
Same store properties (28 properties)
Rental income (1)	$11,330	$11,082	$248	2.2%
Recovery income (1)	3,956	3,538	418	11.8%
Percentage rent (1)	53	46	7	15.2%
Less:
Property expenses	4,298	3,932	(366)	(9.3)%
Same store NOI, excluding redevelopment properties	11,041	10,734	307	2.9%
Same store occupancy, excluding redevelopment properties, at end of period(3)	96.9%	96.3%	n/a	0.6%
Redevelopment properties (2 properties)
Rental income (1)	4,282	4,358	(76)	(1.7)%
Less:
Property expenses	1,648	1,544	(104)	(6.7)%
Redevelopment properties NOI	2,634	2,814	(180)	(6.4)%
Same Store NOI, including redevelopment properties(2)	13,675	13,548	127	0.9%
Redevelopment properties occupancy at end of period(3)	87.3%	89.8%	n/a	(2.5)%
Non-same store properties (4 properties)
Rental income (1)	3,369	1,410	1,959	138.9%
Less:
Property expenses	1,239	413	(826)	(200.0)%
Non-same store net operating income	2,130	997	1,133	113.6%
Total net operating income(2)	15,805	14,545	1,260	8.7%

Other revenues	2,852	10,301	(7,449)	(72.3)%

Less other expenses	16,355	15,525	(830)	(5.3)%

Income (loss) from continuing operations	2,302	9,321	(7,019)	(75.3)%
Income from discontinued operations	—	56	(56)	(100.0)%
Net income	$2,302	$9,377	$(7,075)	(75.5)%

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income from operating leases from redevelopment and non-same store properties and amortization of straight-line rents and above/below market rents. For the six months ended June 30, 2014 and 2013, rental income from operating leases was $23,567 and $20,899, respectively.

(2)

For a definition and reconciliation of NOI and a statement disclosing the reasons why our management believes that presentation of NOI provides useful information to investors and, to the extent material, any additional purposes for which our management uses NOI, see “Net Operating Income” below.

(3)	Percent occupied is calculated as (i) GLA under commenced leases as of June 30, 2014, divided by (ii) total GLA, expressed as a percentage.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased on a same store basis for the six months ended June 30, 2014, as compared to the same period in 2013. The increase was due to $296,000 in increases from average rental rates partially offset by decreases in average occupancy of $(48,000).

•

Recovery income. Recovery income increased on a same store basis for the six months ended June 30, 2014, as compared to the same period in 2013. This increase was due to increased property expenses, primarily for increased property tax assessments and increased repairs and maintenance that are recovered from tenants as well as for changes in our final estimates of 2013 recovery income that were billed in 2014.

•

Property expenses. Property expenses increased on a same store basis for the six months ended June 30, 2014, as compared to the same period in 2013. The increase was primarily attributable to increased property tax assessments of approximately $241,000 during 2014, increased repairs and maintenance at various properties across our platform and an increase in bad debts of $115,000 related to recoveries from tenants that reduced property expense during 2013. This was partially offset by a reduction of ground lease expense of $180,000 at our Preston Royal Village Shopping Center during 2014 as a result of the purchase of the underlying land at Preston Royal Village East property during the third quarter of 2013.

Redevelopment Properties – Property Revenues and Property Expenses

          Operating income from redevelopment properties decreased due to lease-down activity to make the properties ready for redevelopment as well as increased property taxes, primarily at our Uptown Park Property.

Non-same Store Properties – Property Revenues and Property Expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisitions of Lantern Lane during 2014 and Woodlake Square and Fountain Oaks during 2013. This increase was partially offset by a reduction of $766,000 in net operating income due to the de-consolidation of our MacArthur Park property on March 26, 2013 as a result of its sale to our MacArthur Park Joint Venture. The results of operations for Woodlake Square and Fountain Oaks have been recorded in our consolidated statements of operations from the date of acquisition forward and our share of revenue and expenses from our MacArthur Park property are reported under the equity method and included in income (loss) from Advised Funds.

Other Revenues and income

          Overall, other revenues and income decreased for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Six months ended June 30,
	2014	2013	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$491	$469	$22	4.7%
Advisory services income - related party:
Real estate fee income	1,185	1,267	(82)	(6.5)%
Asset management fee income	383	311	72	23.2%
Construction management fee income	47	137	(90)	(65.7)%
Total advisory services income - related party	1,615	1,715	(100)	(5.8)%
Gain on sale of real estate acquired for investment	—	7,696	(7,696)	(100.0)%
Lease termination income	84	—	84	*
Income from Advised Funds	368	44	324	*
Interest and other income	172	268	(96)	(35.8)%
Interest and other income - related party	22	109	(87)	(79.8)%
Real estate fee income	100	—	100	*
Total other revenues	$2,852	$10,301	$(7,449)	(72.3)%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Real estate fee income – related party. Real estate fee income – related party decreased for the six months ended June 30, 2014, as compared to the same period in 2013 primarily due to decreased development activities managed on behalf of our Advised Funds.

•

Construction management fee income - related party. Construction management fees decreased for the six months ended June 30, 2014, as compared to the same period in 2013 primarily due to fewer construction and tenant build-out projects managed on behalf of our Advised Funds.

•

Gain on sale of real estate. Gain on sale of interest in real estate assets decreased for the six months ended June 30, 2014, as compared to same period in 2013 due to the sale of the MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture during the first quarter of 2013 resulting in a recorded gain of $7.7 million. We made no such comparable sale during the six months ended June 30, 2014.

•

Lease termination income. Lease termination income increased for the six months ended June 30, 2014, as compared to the same period in 2013. We recorded $75,000 due to a lease termination agreement with a tenant at our Uptown Dallas property and $9,000 due to a lease termination agreement with a tenant at our Cinco Ranch property.

•

Income from Advised Funds. Income from Advised Funds increased for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to income for a full six months from our MacArthur Park joint venture during 2014. See also Note 5 of the Notes to Consolidated Financial Statements for our non-consolidated investments recorded under the equity method.

•

Interest income. Interest income decreased for the six months ended June 30, 2014, as compared to the same period in 2013. The decreased interest is due to the payoff in January 2014 of a third-party note receivable due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property.

•

Real estate fee income. Real estate fee income increased for the six months ended June 30, 2014, as compared to same period in 2013. This increase is due to additional fee income generated by an agreement executed during the first quarter of 2014 with the third party buyer of the underlying land adjacent to our Uptown Plaza – Dallas property.

Other Expenses

          Overall, other expenses increased for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Six months ended June 30,
	2014	2012	Change $	Change%
Straight-line bad debt expense (recovery) (1)	$3	$(41)	$(44)	*
General and administrative	4,113	4,030	(83)	(2.1)%
Legal and professional	695	506	(189)	(37.4)%
Real estate commissions	129	104	(25)	(24.0)%
Acquisition costs	224	126	(98)	(77.8)%
Depreciation and amortization	6,216	6,025	(191)	(3.2)%
State income tax expense	24	15	(9)	(60.0)%
Interest expense	4,951	4,760	(191)	(4.0)%
	$16,355	$15,525	$(830)	(5.3)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Legal and professional. Legal and professional costs increased for the six months ended June 30, 2014, as compared to the same period in 2013. This increase was primarily attributable to increased audit and tax expenses as well as general increases in legal fees related to corporate and organizational matters.

•

Depreciation and amortization. Depreciation and amortization expense increased for the six months ended June 30, 2014 as compared to the same period in 2013. This increase is driven by the acquisitions of Fountain Oaks and Woodlake Square in 2013. Depreciation and amortization expense was recorded for the full six months ended June 30, 2014.

•

Interest expense. Interest expense increased for the six months ended June 30, 2014 as compared to the same period in 2013. This is due to increased borrowings for the acquisition of Woodlake Square during 2013.

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

          Additionally, we consider Core FFO, which adjusts FFO for items that do not reflect ongoing operations, such as acquisition expenses, non-comparable asset write-offs and recoveries, expensed issuance costs and gains on the sale of real estate held for resale, to be a meaningful performance measurement. The computation of FFO in accordance with NAREIT’s definition includes certain items such as acquisition costs, issuance costs, non-comparable asset write-offs and recoveries and gains on sale of real estate held for resale that management believes are not indicative of our ongoing results and therefore affect the comparability of our period-over-period performance with the performances of similar REITs. Accordingly, management believes that it is helpful to investors to adjust FFO for such items. There can be no assurance that FFO or Core FFO presented by us is comparable to similarly titled measures of other REITs. FFO and Core FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

          The table below details our FFO and Core FFO reconciliation to net income as computed in accordance with GAAP for the periods presented (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$1,130	$981	$2,302	$9,377
Add:
Depreciation of real estate assets - from operations	3,082	2,718	6,199	5,998
Depreciation of real estate assets - from discontinued operations	—	6	—	12
Depreciation of real estate assets for nonconsolidated affiliates	343	292	611	445
Less:
Gain on sale of real estate assets acquired for investment	—	—	—	(7,696)
Gain on sale of asset by investment in JV	(145)	—	(145)	—
FFO	4,410	3,997	8,967	8,136
Acquisition costs	224	126	224	126
Acquisition costs of nonconsolidated affiliates	—	—	—	164
Core FFO	$4,634	$4,123	$9,191	$8,426

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

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$1,130	$981	$2,302	$9,377
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(190)	(206)	(491)	(469)
Advisory services income - related party	(868)	(872)	(1,615)	(1,715)
Real estate fee income	—	—	(100)	—
Gain on sale of real estate acquired for investment	—	—	—	(7,696)
Lease termination income	(84)	—	(84)	—
Interest and other income	(61)	(154)	(172)	(268)
Interest and other income - related party	(12)	(53)	(22)	(109)
Straight-line rent bad debt recoveries(2)	(4)	(55)	3	(41)
General and administrative	2,005	2,069	4,113	4,030
Legal and professional	316	258	695	506
Real estate commissions	74	52	129	104
Acquisition costs	224	126	224	126
Depreciation and amortization	3,090	2,732	6,216	6,025
Loss (income) from Advised Funds	(181)	(192)	(368)	(44)
State income tax expense (benefit)	12	17	24	15
Interest expense	2,484	2,267	4,951	4,760
Income from discontinued operations	—	(28)	—	(56)
Net operating income	$7,935	$6,942	$15,805	$14,545

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity are cash on hand as well as availability under our $75 Million Facility. As of June 30, 2014, we had $4.9 million of available cash on hand and $51.6 million available for future borrowings under the $75 Million Facility for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments in the future. The $75 Million Facility has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default as defined in the credit agreement. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The interest rate as of June 30, 2014 was 2.21%. The amount available for us to borrow under the $75 Million Facility at any given time is subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.5 to 1.0.

          We are in discussions with our lender to modify our $75 Million Facility to, among other things, extend the term by four years, increase the accordion feature to $200 million, and lower the interest spreads. Any such extension or increase in the accordion feature is subject to the negotiation of definitive documentation and other customary conditions, including receipt of the consent and/or commitment of the lenders under our facility.

          The only significant debt that we have coming due in the next 12 months is the Uptown Park $49.0 million mortgage loan that matures in June 2015. As part of our modification discussions with our lender regarding our $75 Million Facility, we expect to pay off the $49.0 million mortgage loan in March 2015 (when the loan is open for prepayment) using our $75 Million Facility. However, we can provide no assurances that we will be successful in modifying our $75 Million Facility or that we will have sufficient availability under our $75 Million Facility to repay the Uptown Park mortgage loan in March 2015 or at its maturity. In such event, we will need to obtain capital elsewhere in order to refinance or repay the loan.

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

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, dividend payments to our stockholders, expenses that may be incurred in connection with our Board’s evaluation of strategic alternatives, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements primarily from cash on hand, cash flows generated from the operation of our properties, available borrowings under the $75 Million Facility and, potentially, proceeds from new mortgages, as needed for acquisitions. The cash generated from operations is primarily paid to our stockholders in the form of dividends. As a REIT, we generally must make annual distributions to our stockholders of at least 90% of our REIT taxable income.

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

          We intend to maintain a financially disciplined and conservative capital structure. As of June 30, 2014, the majority of our debt outstanding was fixed, long-term mortgage financing, and our ratio of total debt to gross book value of assets was approximately 42%. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or possible future public offerings of our common stock, or other equity securities, in order to provide us with significant financial flexibility and to fund future growth.

          Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company and its prospects including the ongoing review by our Board of strategic alternatives. Potential disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to utilize any one or more of these sources of funds.

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

Comparison of Cash Flows for the six months ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013
Operating activities	$4,082	$6,324
Investing activities	$(25,110)	$2,021
Financing activities	$11,615	$(9,937)

          Operating Activities. Cash flows provided by operating activities decreased by $2.2 million for the six months ended June 30, 2014, as compared to the same period in 2013. The decrease is primarily related to increased payments of liabilities of $874,000 and increased payments of $2.1 million to acquire other operating assets (primarily prepaid insurance and escrow deposits). These were partially offset by an increase in net income exclusive of depreciation, deferred compensation, gain on sales of assets and income from nonconsolidated subsidiaries of $406,000 and fewer bad debt recoveries of $201,000.

          Investing Activities. Cash flows used in investing activities increased by $27.1 million for the six months ended June 30, 2014 from cash provided by investing activities of $2.0 million during the six months ended June 30, 2013 to cash used in investing activities of $25.1 million during the six months ended June 30, 2014. The increase in cash flows used in investing activities is primarily related to proceeds we received from the sale of our MacArthur Park property and net distributions totaling $36.6 million received during 2013 as compared to $1.0 million in distributions received from investments in non consolidated investments during 2014 partially offset by:

•	collections on notes receivable of $4.2 million during 2014 as compared to advances made to third parties of $1.4 million during 2013;
•	a decrease in cash paid for acquisitions of $1.1 million as compared to 2013; and
•	a decrease in investments in and advance to Advised Funds of $1.8 million.

          Financing Activities. Cash flows provided by financing activities increased $21.6 million for the six months ended June 30, 2014 from cash used in financing activities of $9.9 million during the six months ended June 30, 2013 to cash provided by financing activities of $11.6 million during the six months ended June 30, 2014. The increase is related to fewer debt repayments of $50.5 million during 2014 as compared to 2013. During the six months ended June 30, 2013 we repaid $51.5 million of our notes payable primarily on our $75 Million Facility from the proceeds received from the MacArthur Park Joint Venture. This was partially offset by fewer borrowings of $27.6 million for notes payable during 2014 and an increase in common dividends paid of $1.4 million.

Off-Balance Sheet Arrangements

          As of June 30, 2014, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 5 to the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 10 to the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

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

          As of June 30, 2014, the carrying value of our total debt obligations was $219.3 million, $20.5 million of which is outstanding on the $75 Million Facility and $198.8 million of which represented fixed-rate obligations with an estimated fair value of $205.8 million. An increase in interest rates of 100 basis points would result in additional interest expense of $205,000 annually related to the amount due under $75 Million Facility and the fair value of our fixed-rate debt obligations would decrease by $6.2 million to $199.6 million.

          The discussion above considers only those exposures that exist as of June 30, 2014. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any variable rate debt instruments and their related hedging strategies in place at that time and actual interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          On July 14, 2014, two of our alleged stockholders, filed a stockholder derivative petition and purported class action in the Harris County, Texas District Court, seeking injunctive relief in connection with alleged breach of fiduciary duty claims against each of our directors in connection with the board’s consideration of an unsolicited proposal from Regency Centers Corporation, announced on July 10, 2014, to acquire all of the outstanding shares of our common stock. The complaint also names us as a nominal defendant in connection with the shareholder derivative claim. There have been no further pleadings in this action since the filing of the complaint. We believe these claims are without merit and intend to defend against the claims vigorously.

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

AmREIT, Inc.
(registrant)

Date: August 1, 2014	By:
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 1, 2014	By:
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1	Articles of Amendment and Restatement, as amended (included as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 3, 2010).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2014 (unaudited), and December 31, 2013, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the unaudited Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements (unaudited).