Form 10-Q/A
period 2014-06-30
AmREIT, Inc.
filed 2014-10-23
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

AmREIT, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 solely to include the conformed signatures of the Company’s officers on the signature page hereto. The conformed signatures were inadvertently omitted from the Company’s Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 1, 2014 (the “Form 10-Q”), although the Company’s officers manually signed the Form 10-Q prior to filing it with the Securities and Exchange Commission. In addition, in connection with the filing of this Amendment No. 1 to the Form 10-Q and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.

Except as described above, this Amendment No. 1 to the Form 10-Q does not amend, update or change the financial statements or any other items or disclosures contained in the Form 10-Q and does not otherwise reflect events occurring after the original filing date of the Form 10-Q.

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

AmREIT, Inc.
(registrant)

Date: October 23, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 23, 2014	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

3.1	Articles of Amendment and Restatement, as amended (included as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 3, 2010).

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer (filed herewith).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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