Form 10-Q
period 2014-09-30
AmREIT, Inc.
filed 2014-11-05
CIK 1397807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, we had 19,685,084 shares of common stock outstanding.

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

AmREIT	AmREIT, Inc., a Maryland corporation.

ARIC	AmREIT Realty Investment Corporation, a taxable REIT subsidiary, and its consolidated subsidiaries. ARIC is a wholly-owned subsidiary of AmREIT.

ASU	Accounting Standards Update

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Common Stock	Shares of our common stock, par value $0.01 per share, which, prior to April 25, 2013, was designated “Class B Common Stock.” Our Common Stock is listed on the NYSE under the symbol “AMRE.”

Core FFO

FFO in accordance with NAREIT’s definition, adjusted to exclude items that management believes do not reflect our ongoing operations, such as acquisition expenses, non-recurring asset write-offs and recoveries, expenses recognized for the exploration of strategic alternatives, expensed issuance costs and gains on the sale of real estate held for resale. Management believes that reporting Core FFO allows investors to better compare our period-over-period performance with the performance of similar REITs.

Core Markets	The affluent, high growth submarkets of Houston, Dallas, San Antonio, Austin and Atlanta, which represent five of the top population and job growth markets in the United States.

EPS	Earnings per share.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

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

NYSE	New York Stock Exchange.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended September 30, 2014.

REIT	Real estate investment trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$204,100	$181,749
Buildings	255,053	224,472
Tenant improvements	16,934	14,992
	476,087	421,213
Less accumulated depreciation and amortization	(42,830)	(37,356)
	433,257	383,857

Real estate held for sale	1,474	—
Acquired lease intangibles, net	15,997	15,849
Investments in Advised Funds	15,500	15,689
Net real estate investments	466,228	415,395

Cash and cash equivalents	1,622	14,297
Tenant and accounts receivable, net	5,809	6,467
Accounts receivable - related party, net	985	693
Notes receivable, net	246	4,333
Notes receivable - related party, net	904	689
Deferred costs, net	4,168	3,214
Other assets	3,756	1,493
TOTAL ASSETS	$483,718	$446,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$242,894	$199,851
Accounts payable and other liabilities	11,582	11,582
Acquired below-market lease intangibles, net	9,543	7,881
TOTAL LIABILITIES	264,019	219,314

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized as of September 30, 2014 and December 31, 2013, 19,685,084 and 19,628,037 shares issued and outstanding as of September 30, 2014 and December 31, 2013.	197	196
Capital in excess of par value	307,479	306,423
Accumulated distributions in excess of earnings	(87,977)	(79,352)
TOTAL STOCKHOLDERS’ EQUITY	219,699	227,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$483,718	$446,581

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$12,744	$10,552	36,311	31,451
Advisory services income - related party	1,027	1,069	2,642	2,784
Real estate fee income	—	—	100	—
Total revenues	13,771	11,621	39,053	34,235

Expenses:
General and administrative	2,249	2,161	6,362	6,191
Property expense	3,953	3,294	11,141	9,137
Exploration of strategic alternatives	506	—	506	—
Legal and professional	309	290	1,004	796
Real estate commissions	52	150	181	254
Acquisition costs	102	171	326	297
Depreciation and amortization	3,253	2,897	9,469	8,922
Total expenses	10,424	8,963	28,989	25,597

Operating income	3,347	2,658	10,064	8,638

Other income (expense):
Gain on sale of real estate acquired for investment	—	—	—	7,696
Interest and other income	53	184	223	451
Interest and other income - related party	10	71	32	180
Income (loss) from Advised Funds	87	(111)	455	(67)
State income tax benefit (expense)	14	(14)	(10)	(29)
Interest expense	(2,629)	(2,335)	(7,580)	(7,095)

Income from continuing operations	882	453	3,184	9,774

Income from discontinued operations	—	812	—	868

Net income	$882	$1,265	$3,184	$10,642

Net income per share of common stock - basic and diluted
Income from continuing operations	$0.04	$0.02	$0.15	$0.57
Income from discontinued operations	—	0.04	—	0.05
Net income	$0.04	$0.06	$0.15	$0.62

Weighted average shares of common stock used to compute net income per share, basic and diluted	19,156	18,356	19,129	16,528

Distributions per share of common stock	$0.20	$0.20	$0.60	$0.60

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2014
(in thousands)
(unaudited)

	Common Stock	Capital in excess of par value	Accumulated distributions in excess of earnings	Total
Balance at December 31, 2013	$196	$306,423	$(79,352)	$227,267

Net income	—	—	3,184	3,184
Deferred compensation	—	(983)	—	(983)
Issuance of shares of Common Stock for deferred compensation	1	982	—	983
Amortization of deferred compensation	—	1,057	—	1,057
Distributions	—	—	(11,809)	(11,809)

Balance at September 30, 2014	$197	$307,479	$(87,977)	$219,699

See Notes to Consolidated Financial Statements.

AmREIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,184	$10,642
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Proceeds from sale of real estate acquired for resale	—	1,828
Gain on sale of real estate acquired for resale	—	(799)
Gain on sale of real estate acquired for investment	—	(7,696)
Bad debt recoveries	—	(215)
(Income) Loss from Advised Funds	(455)	67
Cash receipts (income recognized) for related party fees	26	(24)
Depreciation and amortization	9,186	9,235
Amortization of deferred compensation	1,057	918
Decrease in tenant and accounts receivable	429	159
Increase in accounts receivable - related party	(993)	(907)
(Increase) decrease in other assets	(2,253)	100
Decrease in accounts payable and other liabilities	(149)	(106)
Net cash provided by operating activities	10,032	13,202

Cash flows from investing activities:
Improvements to real estate, including tenant improvements and leasing costs	(2,927)	(3,152)
Net cash paid for acquisition of investment properties	(56,470)	(63,156)
Additions to furniture, fixtures and equipment	(38)	(31)
Notes receivable advances	—	(1,483)
Notes receivable collections	4,315	148
Investments in and Advances to Advised Funds	—	(1,758)
Distributions and payments from Advised Funds	1,104	8,997
Proceeds from sale of investment property	—	32,861
Net cash used in investing activities	(54,016)	(27,574)

Cash flows from financing activities:
Proceeds from notes payable	44,700	65,550
Payments of notes payable	(1,580)	(100,182)
Payments for financing costs	(1)	(9)
Issuance of shares of common stock	—	62,962
Issuance costs	(1)	(3,124)
Common dividends paid	(11,809)	(10,395)
Net cash provided by financing activities	31,309	14,802

Net (decrease) increase in cash and cash equivalents	(12,675)	430
Cash and cash equivalents, beginning of period	14,297	2,992
Cash and cash equivalents, end of period	$1,622	$3,422

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$7,322	$6,976
Taxes	$345	$267

Deferred compensation recorded upon issuance of restricted shares of common stock	$983	$948

Reclassification of tenant and accounts receivable to notes receivable	$218	$205

Reclassification of accounts receivable - related party to notes receivable - related party	$701	$683

See Notes to Consolidated Financial Statements.

AmREIT, Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

          As of September 30, 2014, our portfolio consisted of 34 wholly-owned properties with approximately 1.7 million square feet of GLA. In addition to our portfolio, we have an advisory services business that provides a full suite of real estate services to the properties within our wholly-owned portfolio as well as to eight real estate funds in which we have varying ownership interests and that we manage on behalf of institutional and individual high-net-worth investors, which we collectively refer to as our Advised Funds. The investment strategy of the Advised Funds is focused upon the development and re-development of retail and mixed-use properties situated on premium-quality locations. As of September 30, 2014, our Advised Funds held all or a portion of ownership in 14 properties.

Proposed Acquisition by EDENS

          On October 31, 2014, we announced that, after conducting a thorough review of strategic alternatives, we entered into a definitive agreement with Edens Investment Trust (“EDENS”) under which EDENS will acquire all outstanding shares of our common stock for $26.55 per share in an all-cash transaction.  The transaction has been unanimously approved by our Board of Directors. Completion of the transaction, which is currently expected to occur in the first quarter of 2015, is contingent upon customary closing conditions and the approval of our stockholders, who will vote on the transaction at a special meeting date to be announced. The transaction is not contingent upon receipt of financing by EDENS. However, we can provide no assurances that this transaction will close, or if it closes, that it will close in the timeframe or on the terms described herein.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements included in this Quarterly Report as of September 30, 2014, and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, the accompanying consolidated financial statements contain all normal and recurring items and adjustments necessary for their fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these financial statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of each subsidiary in which we have a controlling financial interest. Investments in joint ventures and partnerships, where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2014, we did not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated through consolidation.

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

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain of our leases provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and are equal to a percentage of sales above such targets. During the three months ended September 30, 2014 and 2013, we recognized percentage rents of $119,000 and $153,000, respectively. During the nine months ended September 30, 2014 and 2013, we recognized percentage rents of $155,000 and $202,000, respectively. Accrued rents and reimbursable expenses are included in tenant and accounts receivable, net.

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

Real Estate Investments

          Development Properties – Expenditures related to the development of real estate are capitalized as part of construction in progress. Costs capitalized related to the development and redevelopment of real estate include pre-construction costs, real estate taxes, insurance, direct construction costs as well as the salaries and payroll costs of personnel directly involved. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment; however, capitalization of such costs generally ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. During the nine months ended September 30, 2014 and 2013, we capitalized external and internal costs related to both development and redevelopment activities of $269,000 and $20,000, respectively.

          We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable.

          Real Estate Held For Sale – As of September 30, 2014, our single-tenant asset in Hanover, Maryland was under contract to be sold for $2.9 million. Accordingly, we have classified this property as real estate held for sale.

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

          Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment of value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. We did not recognize any impairment charges during the nine months ended September 30, 2014 or 2013.

          Expenses associated with Exploration of Strategic Alternatives – As discussed in Note 1 and in Subsequent Events below, our Board of Directors conducted a thorough review to explore strategic alternatives to enhance stockholder value. Legal and professional fees paid as part of this endeavor are expensed as incurred.

New Accounting Pronouncements

          In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016. This standard does not supersede current accounting literature for lease contracts. We are currently evaluating this accounting update and our existing revenue recognition policies for contracts other than our lease contracts with tenants to determine what impact, if any, this new guidance could have on our consolidated financial statements.

          In April 2014, the FASB issued ASU No. 2014-08: “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The update amends the previous definition of discontinued operations to only include disposals that represent a strategic shift and have (or will have) a major effect on an entity’s operations and financial results. The update also requires additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements. Historically, we have classified and reported disposals of our operating properties for which operations and cash flows are clearly distinguished as discontinued operations. See Note 4. We have elected to early adopt this update effective September 30, 2014 and therefore have not presented as discontinued operations our single tenant asset in Hanover, Maryland that is under contract for sale as such sale will not represent a strategic shift in our operations and will not have a major effect on our operations and financial results.

Subsequent Events

          On October 31, 2014, we announced that, after conducting a thorough review of strategic alternatives, we entered into a definitive agreement with EDENS under which EDENS will acquire all outstanding shares of our common stock for $26.55 per share in an all-cash transaction.  The transaction has been unanimously approved by our Board of Directors.  Completion of the transaction, which is currently expected to occur in the first quarter of 2015, is contingent upon customary closing conditions and the approval of our stockholders, who will vote on the transaction at a special meeting date to be announced.  The transaction is not contingent upon receipt of financing by EDENS. However, we can provide no assurances that this transaction will close, or if it closes, that it will close in the timeframe or on the terms described herein.

          We did not have any other additional material subsequent events subsequent to September 30, 2014, and through the date of this filing that impacted our consolidated financial statements.

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

Tuxedo Festival

          On August 22, 2014, we acquired the Tuxedo Festival shopping center for $27.9 million. Tuxedo Festival is located at the corner of Roswell Road and Piedmont Road in Atlanta, Georgia and has 54,310 square feet of GLA on approximately 4 acres of land. We acquired the property with a combination of cash on hand and borrowings of $20.9 million under our $75 Million Facility.

Lantern Lane

          On June 25, 2014, we acquired the Lantern Lane shopping center from MIG III pursuant to an independent appraisal process for a purchase price of $22.7 million. Lantern Lane is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains 81,567 square feet of GLA and was 100% occupied at the time of purchase. Major tenants at the property are Fresh Market and CVS/pharmacy. We acquired the property with a combination of cash on hand and borrowings of $20.5 million under our $75 Million Facility. Subsequent to June 30, 2014, we revised our estimated purchase price allocation as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. These changes were immaterial and did not impact previously reported net income or cash flows.

Inverness Townhomes

          During April and May 2014, we completed the purchase of 21 individual condominium units at the Inverness Townhomes, which are adjacent to our Uptown Park property, for approximately $5.9 million as part of a plan for future development. The individually purchased condominiums collectively represent 20.3% of the total condominium units. We have entered into a joint venture agreement with a third party developer wherein the joint venture will purchase and develop the property. The homeowners’ association recently approved the sale to the joint venture which plans to construct a 561,000 square foot office building with approximately 19,000 square feet of ground floor retail space. We anticipate that we will be a 5% co-developer member, and control the ground floor retail pursuant to a 50-year lease. Total project costs are estimated to be in excess of $280 million.

          The table below details the total cash paid for Tuxedo Festival, Lantern Lane and Inverness Townhomes as reported on our consolidated statements of cash flows as of and for the nine months ended September 30, 2014 and the corresponding values assigned to its assets and liabilities (in thousands):

Assets	Tuxedo Festival	Lantern Lane	Inverness	Total
Land	$10,379	$7,560	$5,895	$23,834
Building	16,138	13,462	—	29,600
Tenant improvements	527	405	—	932
Acquired lease intangibles, net	1,149	2,350	—	3,499
Other assets	546	481	—	1,027
Liabilities
Acquired below-market lease intangibles	(864)	(1,558)	—	(2,422)
Net cash paid for the acquisitions	$27,875	$22,700	$5,895	$56,470

Woodlake Square

          On September 18, 2013, we acquired the Woodlake Square shopping center from VIF II/AmREIT Woodlake, LP, a joint venture controlled by an unaffiliated institutional partner, for a purchase price of $41.6 million. Woodlake Square is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains approximately 157,000 square feet of GLA and was 88.6% occupied at the time of purchase. Its major tenants include Randall’s, Walgreens, Jos. A. Bank, and Corner Bakery. Prior to the closing of the acquisition, we managed Woodlake Square through ARIC and its joint venture with AEW Capital, which owned a 90% interest in the joint venture. MIG III and MIG IV (affiliates of ours) also owned a 3% and 6% interest in the joint venture, respectively. The purchase price was negotiated on an arms-length basis between the Company and AEW Capital. We funded the purchase price with cash on hand and escrow deposits of approximately $18.1 million, a mortgage loan from PNC Bank in the amount of $23.0 million and assumption of approximately $449,000 in net liabilities and prorations (primarily accrued property taxes).

Preston Royal East land

          On July 17, 2013, we acquired the ownership of the underlying land at Preston Royal East for $15.4 million, unifying our ownership of the shopping center improvements with the land. Prior to its purchase, Preston Royal East consisted of a leasehold interest with 27 years remaining on the ground lease.

Fountain Oaks

          On June 25, 2013, we completed the acquisition of Fountain Oaks, an approximately 161,000 square foot Kroger anchored retail shopping center located in Atlanta, Georgia for approximately $27.7 million, exclusive of closing costs. The property was 88.7% leased on the closing date, and the acquisition was funded through a draw on our $75 Million Facility.

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

Pro Forma Results of Acquisitions

          The tables below present our pro forma results of operations for the three and nine months ended September 30, 2014, assuming that we acquired Tuxedo Festival and Lantern Lane on January 1, 2014 (in thousands):

Three months ended September 30, 2014		Pro forma adjustments to historical results
	Historical results	Tuxedo Festival	Lantern Lane	Pro forma results
Total revenues	$13,771	$289	$—	$14,060
Net income	$882	$41	$—	$923

Nine months ended September 30, 2014		Pro forma adjustments to historical results
	Historical results	Tuxedo Festival	Lantern Lane	Pro forma results
Total revenues	$39,053	$1,297	$1,006	$41,356
Net income	$3,184	$186	$65	$3,435

          The tables below present our pro forma results of operations for the three and nine months ended September 30, 2013, assuming that we acquired Tuxedo Festival, Lantern Lane, Woodlake Square, Preston Royal East Land and Fountain Oaks on January 1, 2013 (in thousands):

Three months ended September 30, 2013		Pro forma adjustments to historical results
	Historical results	Tuxedo Festival	Lantern Lane	Woodlake Square	Preston Royal East	Fountain Oaks	Pro forma results
Total revenues	$11,621	$512	$617	$809	$—	$—	$13,559
Net income	$1,265	$149	$124	$(47)	$304	$—	$1,795

Nine months ended September 30, 2013		Pro forma adjustments to historical results
	Historical results	Tuxedo Festival	Lantern Lane	Woodlake Square	Preston Royal East	Fountain Oaks	Pro forma results
Total revenues	$34,235	$1,536	$1,718	$2,415	$—	$1,229	$41,133
Net income	$10,642	$358	$307	$455	$195	$253	$12,210

4. DISPOSITION ACTIVITY

Real Estate Assets Held For Sale

          As of September 30, 2014, our single tenant asset in Hanover, Maryland was under contract to be sold for $2.9 million. The asset qualifies as held for sale and accordingly is presented as real estate held for sale in our Consolidated Balance Sheets. As described in Note 2, we elected to early adopt ASU No. 2014-08, which amends the previous definition of discontinued operations to only include disposals that represent a strategic shift and have (or will have) a major effect on an entity’s operations and financial results. Accordingly, we continue to present the operations related to this single tenant asset within Income from continuing operations in our Consolidated Statements of Operations and within our Portfolio segment as shown in Note 13.

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

Other Dispositions and Discontinued Operations

          Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales that we have previously classified and reported in discontinued operations, prior to our early adoption of ASU No. 2014-08, include those properties that have been sold and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition.

•

On August 12, 2013, we completed the sale of our single tenant asset in Illinois for approximately $1.9 million, and we recorded a gain on sale of approximately $799,000 during the third quarter of 2013.

•	On November 12, 2013, we completed the sale of Loop 610 & Ella for $7.5 million, and we recorded a gain on sale of $2.3 million in the fourth quarter of 2013.

          The following table is a summary of our discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$—	$28	$—	$115
Total revenues	—	28	—	115
Expenses:
Property expense	—	11	—	23
Legal and professional	—	2	—	9
Depreciation and amortization	—	2	—	14
Total expenses	—	15	—	46
Operating income		13		69
Income from discontinued operations, net of tax	—	13	—	69
Gain on sale of real estate acquired for resale,net of taxes		799		799
Income from discontinued operations		812		868
Basic and diluted income from discontinued operations per share	$—	$0.04	$—	$0.05

5. INVESTMENTS IN ADVISED FUNDS

          As of September 30, 2014, our Advised Funds included one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, one joint venture with two of our high net worth investment funds, and four high net worth investment funds. Our Advised Funds are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

          The table below details our investments in our Advised Funds as of September 30, 2014, and December 31, 2013 (in thousands).

Investment	Ownership	September 30, 2014	December 31, 2013
Joint Ventures:
AmREIT MacArthur Park, LLC	30.0%	$8,558	$8,519
AmREIT SPF Shadow Creek, L.P.	10.0%	5,446	5,567
AmREIT Westheimer Gessner, L.P.	10.0%	839	877
High net worth investment funds:
MIG	2.4%	119	167
MIG II	2.6%	164	204
MIG III	2.1%	194	179
MIG IV	2.6%	180	176
Total		$15,500	$15,689

Joint Ventures

          AmREIT MacArthur Park LLC – On March 26, 2013, we entered into the MacArthur Park Joint Venture with Goldman Sachs. We contributed our MacArthur Park property for a 30% interest in the joint venture, and Goldman Sachs contributed cash for a 70% interest in the joint venture. The MacArthur Park Joint Venture concurrently purchased the contiguous property to the north (“MacArthur Park Phase I”), excluding a Target store, for approximately $25.5 million and placed mortgage financing on the combined property of $43.9 million. The MacArthur Park Joint Venture fully defeased our existing mortgage loan secured by the MacArthur Park property of approximately $8.7 million (including a $2.1 million defeasance penalty). Upon closing the transaction, we received from the joint venture a cash distribution of approximately $35.2 million, which was used to repay borrowings under our $75 Million Facility. We recorded a gain of approximately $7.7 million representing the cash proceeds received in excess of 70% of the carrying value of the MacArthur Park net assets contributed by us.

          Our 30% ownership grants us the ability to exercise significant influence over the operation and management of the joint venture, and we account for our ownership under the equity method since the date of the formation of the joint venture. The MacArthur Park Joint Venture incurred acquisition costs of $547,000, of which $164,000 represents our 30% portion. Our portion of these costs has been included in loss from Advised Funds on our consolidated statements of operations for the six months ended June 30, 2013. We have recorded our 30% retained interest in the MacArthur Park Joint Venture at its historical carrying value. Such retained interest as of September 30, 2014, differs from our proportionate share of the joint venture’s net assets by $2.4 million. This basis difference represents the difference between the historical carrying value and the fair value of the MacArthur Park net assets that we retained. We amortize this basis difference over 10 years, which is the expected holding period of the joint venture, and include the amortization in income (loss) from Advised Funds on our consolidated statements of operations. We continue to manage and lease the property on behalf of the MacArthur Park Joint Venture, and we retain a right of first offer to acquire the project in the future, after expiration of a two-year lock-out period.

          Our significant continuing involvement in MacArthur Park through our 30% ownership in the MacArthur Park Joint Venture precludes us from treating our contribution of the property to the joint venture as a discontinued operation. Accordingly, MacArthur Park’s historical operating results prior to the formation of the joint venture will continue to be reported as a component of our income from continuing operations.

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

High Net Worth Investment Funds

          Our four high net worth investment funds are limited partnerships for which we (or a wholly-owned subsidiary) act as a general partner, subject to the right of the unrelated limited partners, with or without cause, to remove and replace the general partner by a vote of the unrelated limited partners owning a majority of the outstanding units. These high net worth investment funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these limited partnerships range from 2.1% to 2.6%. As sponsor, we maintain a 1% general partner interest in each of the Advised Funds. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been paid. Once the preferred return has been paid, the general partner begins sharing in the available cash flow at various promoted levels. Based on currently available information, we do not expect our high net worth investment funds to achieve their respective preferred returns prior to their dissolution and wind-up of operations.

          All of our high net worth investment funds are in liquidation and will not invest in any new real estate without approval of their limited partners pursuant to their respective partnership agreements. We, as general partner, intend to complete any development and redevelopment projects and continue to review market sales opportunities for our remaining high net worth investment operating properties. When deciding whether or when to sell properties, we, as general partner, will consider factors such as potential appreciation of value and timing of cash flows. An orderly liquidation of the assets of our high net worth investment funds will likely take months or years to complete.

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

          Our notes payable consist of both variable-rate and fixed-rate notes. Our only variable-rate debt is the $75 Million Facility, which had an outstanding balance of $44.7 million as of September 30, 2014 and $0 as of December 31, 2013, representing their approximate fair value due to their floating rates. In determining the fair value of our fixed-rate notes, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable as of September 30, 2014 and December 31, 2013 is $249.1 million and $207.2 million, respectively, and are classified in Level 2 of the fair value hierarchy.

7. NOTES PAYABLE

          Our outstanding debt as of September 30, 2014, and December 31, 2013, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Fixed-rate mortgage loans	$198,194	$199,851
$75 Million Facility	44,700	—
Total	$242,894	$199,851

          As of September 30, 2014, the $75 Million Facility (our primary source of additional credit) had an outstanding balance of $44.7 million with $30.3 million available for future borrowings for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments.

          The $75 Million Facility has an accordion feature that may allow us to increase the availability by $75.0 million to $150.0 million provided we are not in default. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The interest rate as of September 30, 2014 was 2.41%. The amount available for us to borrow under the $75 Million Facility at any given time is subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.5 to 1.0.

          Our ability to borrow under the $75 Million Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse debt ratio, a minimum net worth and maximum dividend payout ratio. As of September 30, 2014, we were in compliance with our covenants under our $75 Million Facility. We also covenant that certain changes in our executive management team will not occur unless the departing executive management team member is replaced by a party reasonably acceptable to the administrative agent within 90 days of such departure. Additionally, it will constitute an event of default under the $75 Million Facility if we default on any of our other indebtedness that equals or exceeds $1.0 million, including any indebtedness we have guaranteed.

          As of September 30, 2014, the weighted average interest rate on our fixed-rate debt was 4.7% and the remaining average life on such debt was 3.3 years.

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

          The following table provides a reconciliation of net income and the number of shares of common stock used in the computations of basic and diluted EPS under the two-class method (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Continuing Operations

Income from continuing operations attributable to common stockholders	$882	$453	$3,184	$9,774
Less: Dividends attributable to unvested restricted stockholders	(106)	(112)	(323)	(333)
Basic and Diluted — Income from continuing operations	776	341	2,861	9,441
Discontinued Operations
Basic and Diluted — Income from discontinued operations	—	812	—	868
Net income attributable to common stockholders after allocation to
participating securities	$776	$1,153	$2,861	$10,309
Number of Shares:
Basic and Diluted — Weighted average shares outstanding(1)	19,156	18,356	19,129	16,528

Basic and Diluted Earnings Per Share
Income from continuing operations attributable to common stockholders	$0.04	$0.02	$0.15	$0.57

Income from discontinued operations attributable to common stockholders	—	0.04	—	0.05
Net income attributable to common stockholders	$0.04	$0.06	$0.15	$0.62

(1)

Weighted average shares outstanding exclude unvested shares of restricted stock totaling 529 and 560 for the three months ended September 30, 2014, and 2013 and 539 and 555 for the nine months ended September 30, 2014 and 2013, respectively.

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

          The following table presents restricted stock activity during the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014		2013
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Beginning of period	560,016	$15.38	542,517	$15.24
Granted	57,047	17.26	54,750	17.33
Vested	(87,973)	15.67	(37,251)	16.25
End of period	529,090	$15.53	560,016	$15.38

          The total grant date fair value of shares vested during the nine months ended September 30, 2014 and 2013 was $1.4 million and $605,000, respectively. Total compensation cost recognized related to restricted stock during the nine months ended September 30, 2014 and 2013 was $1.1 million and $918,000, respectively. As of September 30, 2014, total unrecognized compensation cost related to restricted stock was $8.3 million, and the weighted average period over which we expect this cost to be recognized is 5.6 years.

10. RELATED PARTY TRANSACTIONS

          The tables below detail our income and administrative cost reimbursements from the Advised Funds for the three and nine months ended September 30, 2014 and 2013 and the balance of related party loans made to certain of our affiliated Advised Funds as of September 30, 2014 and December 31, 2013 (see also Note 5 regarding investments in our Advised Funds) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Real estate fee income(1)	$807	$859	$1,992	$2,127
Asset management fee income(2)	192	155	575	466
Construction management fee income(3)	28	55	75	191
Advisory services income - related party	$1,027	$1,069	$2,642	$2,784
Interest and other income - related party	$10	$71	$32	$180
Reimbursements of administrative costs	$213	$223	$665	$626

	As of
	September 30, 2014	December 31, 2013
Notes receivable - related party (4)	$1,511	$1,359
Less reserve (5)	(607)	(670)
Net book value included on our
Consolidated Balance Sheet	$904	$689

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

11. CONCENTRATIONS

          As of September 30, 2014, our Uptown Park property accounted for 12.8% of our consolidated total assets. No other individual property comprised 10% or more of our consolidated assets. Consistent with our strategy of investing in geographic areas that we know well, 22 of our properties are located in the Houston metropolitan area. These Houston properties represent 59.9% and 55.8% of our rental income for the nine months ended September 30, 2014 and 2013, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top ten tenants for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014		2013	2014		2013
Kroger	$531		$541	$1,593	(1)	$1,469	(2)
CVS/pharmacy	369	(3)	306	980	(4)	917
Landry’s(5)	313		313	939		939
H-E-B	277		277	832		832
Safeway(6)	224		113	678		354
Publix	195		195	586		586
Walgreens	158		75	473		224
Bank of America	128		128	385		386
Hard Rock Café	124		124	373		373
Barnes & Noble	122		122	366		381
	$2,441		$2,194	$7,205		$6,461

(1)	Includes $398 related to our Kroger tenant at our Fountain Oaks property, which was acquired on June 26, 2013.

(2)

Includes $143 related to our Kroger tenant at our Fountain Oaks property, which was acquired on June 26, 2013 and includes $131 related to our Kroger tenant at our MacArthur Park property, which was contributed to the MacArthur Park Joint Venture on March 26, 2013.

(3)	Includes $59 related to our CVS/pharmacy tenant at our Lantern Lane property, which was acquired on June 25, 2014.

(4)	Includes $63 related to our CVS/pharmacy tenant at our Lantern Lane property, which was acquired on June 25, 2014.

(5)	Includes tenants owned by Landry’s, including Landry’s Seafood House, McCormick & Schmick’s, Morton’s and The Grotto.

(6)	Safeway, a regional supermarket, is the anchor tenant at our Preston Royal West and Woodlake Square properties, which were acquired in December 2012 and September 2013, respectively.

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

          Segment results for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

		Advisory Services
For the three months ended September 30, 2014	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$12,744	$—	$—	$12,744
Advisory services income - related party	—	835	192	1,027
Total revenue	12,744	835	192	13,771

General and administrative	816	1,378	55	2,249
Property expense	3,953	—	—	3,953
Exploration of strategic alternatives	506	—	—	506
Legal and professional	279	30	—	309
Real estate commissions	—	52	—	52
Acquisition fees	102	—	—	102
Depreciation and amortization	3,253	—	—	3,253
Total expenses	8,909	1,460	55	10,424

Interest expense	(2,629)	—	—	(2,629)
Other income	98	—	66	164
Income (loss) from continuing operations	$1,304	$(625)	$203	$882

		Advisory Services
For the three months ended September 30, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$10,552	$—	$—	$10,552
Advisory services income - related party	—	914	155	1,069
Total revenue	10,552	914	155	11,621

General and administrative	768	1,353	40	2,161
Property expense	3,294	—	—	3,294
Legal and professional	270	19	1	290
Real estate commissions	19	131	—	150
Acquisition costs	171	—	—	171
Depreciation and amortization	2,897	—	—	2,897
Total expenses	7,419	1,503	41	8,963

Interest expense	(2,335)	—	—	(2,335)
Other income	223	22	(115)	130
Income (loss) from continuing operations	$1,021	$(567)	$(1)	$453

		Advisory Services
For the nine months ended September 30, 2014	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$36,311	$—	$—	$36,311
Advisory services income - related party	—	2,067	575	2,642
Real estate fee income	100	—	—	100
Total revenue	36,411	2,067	575	39,053

General and administrative	2,521	3,693	148	6,362
Property expense	11,141	—	—	11,141
Exploration of strategic alternatives	506	—	—	506
Legal and professional	957	47	—	1,004
Real estate commissions	6	175	—	181
Acquisition fees	326	—	—	326
Depreciation and amortization	9,469	—	—	9,469
Total expenses	24,926	3,915	148	28,989

Interest expense	(7,580)	—	—	(7,580)
Other income	271	—	429	700
Income (loss) from continuing operations	$4,176	$(1,848)	$856	$3,184

		Advisory Services
For the nine months ended September 30, 2013	Portfolio	Real Estate Operating and Development	Advised Funds	Total
Rental income from operating leases	$31,451	$—	$—	$31,451
Advisory services income - related party	—	2,318	466	2,784
Total revenue	31,451	2,318	466	34,235

General and administrative	2,316	3,777	98	6,191
Property expense	9,137	—	—	9,137
Legal and professional	748	45	3	796
Real estate commissions	19	235	—	254
Acquisition costs	297	—	—	297
Depreciation and amortization	8,922	—	—	8,922
Total expenses	21,439	4,057	101	25,597

Interest expense	(7,095)	—	—	(7,095)
Other income	8,389	24	(182)	8,231
Income (loss) from continuing operations	$11,306	$(1,715)	$183	$9,774

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          References to “AmREIT,” “we,” “us,” “our” and “the company” refer to AmREIT, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

          Certain information presented in this Quarterly Report constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our business, financial condition, liquidity, results of operations, FFO, Core FFO and prospects could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a material difference include the following: changes in general economic conditions, changes in real estate market conditions in general and within our specific submarkets, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, the timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this Quarterly Report and in other documents we file with the SEC. Any forward-looking statement speaks only as of the date of this Quarterly Report, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

EXECUTIVE OVERVIEW

Proposed Acquisition by EDENS

          On October 31, 2014, we announced that, after conducting a thorough review of strategic alternatives, we entered into a definitive agreement with Edens Investment Trust (“EDENS”) under which EDENS will acquire all outstanding shares of our common stock for $26.55 per share in an all-cash transaction.  The transaction has been unanimously approved by our Board of Directors.  Completion of the transaction, which is currently expected to occur in the first quarter of 2015, is contingent upon customary closing conditions and the approval of our stockholders, who will vote on the transaction at a special meeting date to be announced.  The transaction is not contingent upon receipt of financing by EDENS. However, we can provide no assurances that this transaction will close, or if it closes, that it will close in the timeframe or on the terms described herein.

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

Our Portfolio and Recent Portfolio Activity

          As of September 30, 2014, our portfolio consisted of 34 wholly-owned properties with approximately 1.7 million square feet of GLA, which were 94.5% occupied (95.4% leased) with a weighted average remaining lease term of 6.0 years.

          In executing our investment strategy, we have had the following acquisition and disposition activity:

•	As of September 30, 2014, our single tenant asset in Hanover, Maryland was under contract to be sold for $2.9 million.

•

On August 22, 2014, we acquired the Tuxedo Festival shopping center for $27.9 million. Tuxedo Festival is located at the corner of Roswell Road and Piedmont Road in Atlanta, Georgia and has 54,310 square feet of GLA on approximately 4 acres of land. We acquired the property with a combination of cash on hand and borrowings of $20.9 million under our $75 Million Facility.

•

On June 25, 2014 we acquired the Lantern Lane shopping center from MIG III (one of our Advised Funds) pursuant to an independent appraisal process for a purchase price of $22.7 million. Lantern Lane is a grocery-anchored shopping center located in Houston, Texas. The shopping center contains 81,567 square feet of GLA and was 100% occupied at the time of purchase. Major tenants include Fresh Market and CVS/pharmacy. We acquired the property for a combination of cash and a $20.5 million debt draw from our $75 Million Facility.

•

During April and May 2014, we completed the purchase of 21 individual condominium units at the Inverness Townhomes, which are adjacent to our Uptown Park property for approximately $5.9 million as part of a plan to control the entire Inverness Townhomes site for future development. The individually purchased condominiums collectively represent 20.3% of the combined total condominium units. The purchase was funded with cash on hand.

Redevelopment Initiatives

          We evaluate our properties on an ongoing basis in order to identify opportunities to create value through redevelopment. Our properties are generally single-story, retail properties located in markets characterized by high population density and affluence. We believe that higher density development is economically viable and desirable in the near term on several of our properties. We have identified four redevelopment opportunities at three of our properties in the Houston market – two at Uptown Park, and one at each of our 1670 Post Oak and 800 Post Oak properties, all of which are located in Uptown Houston, which we believe is one of the most active commercial districts in the country. Uptown Houston has a combination of office, residential and mixed-use development projects currently underway with a combined value of over $1 billion. Uptown Park is a low-density, single-story project located on 17 acres at the intersection of Post Oak and Loop 610. 1670 Post Oak is comprised of 13,600 square feet of single-story retail space on 69,000 square feet of land at the intersection of San Felipe and Post Oak. 800 Post Oak is adjacent to our Uptown Park property and currently consists of two-story, individual condominiums units built in the 1960s. We intend to redevelop these properties with qualified developers who have a national reputation and our preference is to maintain ownership of the land. Additionally, we are seeking the option to invest as a co-developer in the vertical improvements.

•

Uptown Park – The Palazzi – We are pursuing a residential development project on the 1.118 acres at the northwest portion of the Uptown Park property. We are calling this project The Palazzi at Uptown Park, with an expected 16-story, 238-unit luxury multi-family rental building over ground-level retail space and structured parking. We have returned to the original vision of developing a lower profile residential project by expanding the building’s footprint. This increased footprint will allow for approximately 14,400 square feet of ground-level retail space, giving the north end of Uptown Park a more prominent presence that is essential to long-term value creation in projects of this kind. Total project costs are estimated to be approximately $134 million (including allocated land cost) and construction is anticipated to begin in the second half of 2015.

The Omnibus Agreement that we had previously entered into with Crimson Real Estate Advisors, LP on April 9, 2014 expired and was terminated during the third quarter.

•

The Tower at Uptown Park – We are in exclusive negotiations with a four-star hotel flag and a hotel development partner for a mixed use development project at the southeast corner of Uptown Park, located at the corner of Loop 610 and Post Oak Blvd. The current development plan contemplates a 37-story mixed-use project including a 310-room hotel, 236–unit luxury multi-family rental project with approximately 18,000 square feet of retail space and structured parking. Total project costs are estimated to be approximately $192 million. The project is anticipated to be developed on a ground lease (underlying fee owned by AmREIT) which will have a 99-year term with periodic rent escalations. AmREIT will own the retail and will have an estimated 9.5% equity interest in the vertical improvements. Construction could begin within the next 12-15 months.

•

1670 Post Oak (The Courtyard at Post Oak) – In August 2014, AmREIT and Lynd Development executed an omnibus agreement that provides for a Lynd-controlled venture to develop a 40-story, 350-unit high-rise multi-family project over ground-floor retail with structured parking. AmREIT is anticipated to retain ownership of the 1.58 acres at the northwest corner of Post Oak and San Felipe, known as The Courtyard at Post Oak, and ground lease the site to the anticipated venture. AmREIT will own a condominium interest in the retail and the supporting parking. Lynd and AmREIT will jointly own the multi-family portion of the project in percentages to be determined based on the financing structure. The terms of the ground lease have been negotiated, and we expect it to be finalized by the end of this year. Total project costs are estimated to be approximately $146 million (excluding land cost) and construction could begin within the next 12 months.

•

800 Post Oak (Inverness Townhomes) – AmREIT currently owns a 20.3% ownership interest in the Inverness Townhomes which we acquired in the second quarter of 2014. During the third quarter, AmREIT entered into a joint venture agreement with Trammell Crow Company, which provides for the joint venture to purchase the entire Inverness Townhome site and to develop approximately 591,000 square feet of office space and approximately19,000 square feet of retail space with structured parking. The site is approximately 2.9 acres and is located at the northwest corner of Post Oak Blvd and Uptown Park Blvd. AmREIT and Trammel Crow Company will each be 5% co-developer members and Principal Financial Group will be a 90% Investor Member. Total project costs are estimated to be in excess of $280 million. The joint venture anticipates closing on the land during the first quarter of 2015 and construction could begin within the next 12-15 months.

          These redevelopment opportunities will likely have a negative impact on our operating results while the properties are being redeveloped. However, we believe that such opportunities will improve the long-term operating results of the properties and allow us to maintain control of the land with limited risk related to the vertical development.

          There can be no assurance that any definite agreements with third parties with respect to these development opportunities will be finalized on the terms expected or at all, that the anticipated projects will ultimately be commenced or completed on time, on budget or at all, or that our participation in the projects will not change in the form or amounts currently contemplated.

Our Advisory Services

          Advised Funds – As of September 30, 2014, our Advised Funds included four high net worth investment funds, one institutional joint venture with Goldman Sachs, one institutional joint venture with J.P. Morgan Investment Management, and one joint venture with two of our high net worth investment funds, MIG III and MIG IV.

          As the sole owner of the general partner of each of the four high net worth investment funds, and as the exclusive operator of each of the properties owned in whole or in part by the Advised Funds, we believe that our Advised Funds provide us with a pipeline of acquisition opportunities in our Core Markets. If these properties meet our investment criteria, we may acquire these assets (i) from our high net worth investment funds based on fair market value as determined by an independent appraisal process and (ii) from our institutional joint venture partners pursuant to contractual buy-sell rights or rights of first offer, as applicable. As of September 30, 2014, our Advised Funds held all or a portion of the ownership interests in 14 properties with approximately 2.3 million square feet of GLA and an undepreciated book value of $481.8 million.

          Real Estate Operating and Development Business – Our real estate operating and development business focuses on acquiring, managing, leasing and providing development and redevelopment services for our wholly-owned properties as well as the properties held by our Advised Funds. By employing our own real estate team, we are able to provide all services to our properties in-house, and we believe we are able to better maintain relationships with our tenants. Our real estate operating and development business is held by our taxable REIT subsidiary, ARIC. ARIC generates brokerage, leasing, construction management, development and property management fee income.

LEASING UPDATE

          The following table summarizes our leasing activity for comparable leases for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expirations
Number of leases	16	8	60	39
GLA	27,187	12,365	159,295	90,445
New Leases(1)
Number of leases	4	3	13	9
GLA	5,852	4,942	25,063	16,819
Expiring annualized base rent per square foot	$24.39	$29.46	$28.68	$26.08
New annualized base rent per square foot	$29.58	$33.80	$38.90	$32.52
% Change (Cash)	21.3%	14.7%	35.6%	24.7%
Renewals(2)
Number of leases	10	5	38	29
GLA	11,630	3,166	88,467	70,263
Expiring annualized base rent per square foot	$28.11	$29.85	$26.67	$24.69
New annualized base rent per square foot	$32.01	$31.51	$29.12	$26.47
% Change (Cash)	13.9%	5.6%	9.2%	7.2%
Combined
Number of leases	14	8	51	38
GLA	17,482	8,108	113,530	87,082
Expiring annualized base rent per square foot	$26.87	$29.61	$27.11	$24.96
New annualized base rent per square foot	$31.19	$32.91	$31.28	$27.64
% Change (Cash)	16.1%	11.1%	15.4%	10.7%
______________

(1)	Represents new leases for a space that was not vacant for more than 12 consecutive months prior to lease signing.

(2)	Represents existing tenants that, upon expiration of their leases, enter into new leases for the same space.

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

RESULTS OF OPERATIONS

Recent Acquisitions and Disposition Activity

          Recent and planned acquisition and disposition activity may affect our future results of operations. During the nine months ended September 30, 2014, we completed the acquisitions of the Tuxedo Festival and the Lantern Lane shopping centers. During 2013, we completed acquisitions of Woodlake Square, Fountain Oaks and the underlying land at the Preston Royal Village shopping center and entered into a joint venture. These transactions may affect the comparability of our future results of operations. See also “EXECUTIVE OVERVIEW - Our Portfolio and Recent Portfolio Activity” for additional discussion. We include the results of operations from our acquisitions from the date they were acquired, and our historical results of operations do not include any activity prior to their purchase. See also Note 3 of the Notes to Consolidated Financial Statements for the pro forma effects of our completed acquisitions on our historical results.

Same store properties

          Throughout this section, we have provided certain information on a “same store” property basis. Properties that we have designated as “same store” represent those properties that we wholly owned and operated for the entirety of both periods being compared, except for properties for which significant redevelopment or expansion occurred during either of the periods. Our acquisitions of Tuxedo Festival, Lantern Lane, Woodlake Square and Fountain Oaks as well as our contribution of our MacArthur Park property to our MacArthur Park Joint Venture are reported as non-same store in our comparison of results of operations for the nine months ended September 30, 2014 and 2013. However, our acquisition of Fountain Oaks occurred during the second quarter of 2013 and its results are presented as “same store” for the three months ended September 30, 2014 and 2013.

          Additionally, our Uptown Park and Courtyard properties are classified as under redevelopment and are presented separately. While there is some judgment surrounding changes in designation as a given property is redeveloped or expanded, we typically remove properties from the same store designation once significant redevelopment has commenced, which typically starts with leasing down or maintaining vacancies at the property in connection with the redevelopment. We typically move redevelopment properties and expansion properties into the same store designation once they have stabilized, which is typically when the growth expected from the redevelopment or expansion has been included in the comparable periods.

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

          Below are the results of operations for the three months ended September 30, 2014 and 2013 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from July 1, 2013 through September 30, 2014.

	Three months ended September 30,
	2014	2013	Change $	Change %
Same store properties (29 properties)
Rental income (1)	$6,191	$6,021	$170	2.8%
Recovery income (1)	2,127	1,958	169	8.6%
Percentage rent (1)	99	109	(10)	(9.2)%
Less:
Property expenses	2,356	2,257	(99)	(4.4)%
Same store NOI, excluding redevelopment properties	6,061	5,831	230	3.9%
Same store occupancy, excluding redevelopment properties, at end of period(2)	95.4%	95.3%	n/a	*
Redevelopment properties (2 properties)Rental income (1)	2,234	2,184	50	2.3%
Less:
Property expenses	903	741	(162)	(21.9)%
Redevelopment properties NOI	1,331	1,443	(112)	(7.8)%
Same Store NOI, including redevelopment properties(2)	7,392	7,274	118	1.6%
Redevelopment properties occupancy at end of period	86.4%	86.3%	n/a	*
Non-same store properties (3 properties)Rental income (1)	1,896	98	1,798	*
Less:
Property expenses	670	132	(538)	*
Non-same store net operating income (2)	1,226	(34)	1,260	*
Total net operating income (2)	8,618	7,240	1,378	19.0%
Other revenues	1,375	1,396	(21)	(1.5)%
Less other expenses	9,111	8,183	(928)	(11.3)%
Income from continuing operations	882	453	429	94.7%
Income from discontinued operations	—	812	(812)	(100.0)%
Net income	$882	$1,265	$(383)	(30.3)%

Other data:
FFO(3)	$4,420	$4,824	$(404)	(8.4)%
Core FFO(3)	$5,028	$4,475	$553	12.4%
Number of properties at end of period	34	32	n/a	*
Percent occupied at end of period(4)	94.5%	94.2%	n/a	*
Distributions per share	$0.20	$0.20	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income from operating leases from redevelopment and non-same store properties and amortization of straight-line rents and above/below market rents. For the three months ended September 30, 2014 and 2013, rental income from operating leases was $12,744 and $10,552, respectively.

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

(4)	Percent occupied is calculated as (i) GLA under commenced leases as of September 30, 2014, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior period amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased on a same store basis for the three months ended September 30, 2014, as compared to the same period in 2013. The increase was due to $159,000 in increases from average rental rates and increases in average occupancy of $11,000.

•

Recovery income. Recovery income increased on a same store basis for the three months ended September 30, 2014, as compared to the same period in 2013. This increase was primarily due to increased property expenses, primarily for increased property tax assessments and increased repairs and maintenance that are recovered from tenants.

•

Property expenses. Property expenses increased on a same store basis for the three months ended September 30, 2014, as compared to the same period in 2013. The increase was primarily attributable to increased property tax assessments of approximately $67,000 during 2014 and increased repairs and maintenance at various properties across our platform.

Redevelopment Properties – Property Revenues and Property Expenses

          Operating income from our two redevelopment properties decreased primarily due to increased operating expenses, primarily property taxes, with less recovery (on a percentage basis) due vacancies and structuring of temporary leases while the property is under redevelopment.

Non-same Store Properties – Property Revenues and Property Expenses

          Operating income from non-same store properties increased due to the acquisitions of Tuxedo Festival and Lantern Lane in August and June of 2014, respectively, and Woodlake Square during September 2013. As a result, we recognized increased rental income and tenant recovery income partially offset by increases in property expenses for these properties as we did not own Tuxedo Festival or Lantern Lane during the comparable period in 2013, and we owned Woodlake Square for a portion of the comparable period beginning on September 18, 2013. The results of operations for Tuxedo Festival, Lantern Lane and Woodlake Square have been recorded in our consolidated statements of operations from the date of acquisition forward.

Other Revenues and income

          Overall, other revenues and income decreased for the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Three months ended September 30,
	2014	2013	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$198	$183	$15	8.2%
Advisory services income - related party:
Real estate fee income	807	859	(52)	(6.1)%
Asset management fee income	192	155	37	23.9
Construction management fee income	28	55	(27)	(49.1)%
Total advisory services income - related party	1,027	1,069	(42)	(3.9)%
Income (loss) from Advised Funds	87	(111)	198	(178.4)%
Interest and other income	53	184	(131)	(71.2)%
Interest and other income - related party	10	71	(61)	(85.9)%
Total other revenues	$1,375	$1,396	$(21)	(1.5)%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

•

Real estate fee income. Real estate fee income decreased for the three months ended September 30, 2014, as compared to the same period in 2013. The decrease is due to the acquisitions of Lantern Lane and Woodlake Square from the Advised Funds. As we now wholly own these properties, we no longer earn property management fees from them. During 2013 we earned $28,000 and $21,000 in property management fees from Lantern Lane and Woodlake Square, respectively.

•

Income (loss) from Advised Funds. Income from Advised Funds increased for the three months ended September 30, 2014, as compared to 2013, from a loss of $(111,000) during the three months ended September 30, 2013 to income of $87,000 during the three months ended September 20, 2014. The increase is primarily due to i) improved income at our MacArthur Park Property due to the revision of the purchase price allocation and the related revision to depreciation expense, ii) approximately $50,000, representing our proportionate share of MIG IV’s gain on the sale of Cambridge & Holcombe and (iii) $58,000 in losses recorded during the three months ended September 30, 2013 representing our proportionate share of the loss on the sale of a single tenant asset and parcel of land by our AmREIT Westheimer Gessner L.P. joint venture partner.

•

Interest income. Interest income decreased for the three months ended September 30, 2014, as compared to the same period in 2013. The decrease is due to the payoff in January 2014 of a third-party note receivable due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property.

•

Interest income – related party. Interest income decreased for the three months ended September 30, 2014, as compared to the same period in 2013. The decrease is due to repayments of notes receivable – related party received from the Advised Funds.

Other Expenses

          Overall, other expenses increased for the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Three months ended September 30
	2014	2013	Change $	Change %
Straight-line bad debt expense (recoveries)(1)	$25	$(114)	$(139)	*
Write off of below market ground lease	—	279	279	*
General and administrative	2,249	2,161	(88)	(4.1)%
Exploration of strategic alternatives	506	—	(506)	*
Legal and professional	309	290	(19)	(6.6)%
Real estate commissions	52	150	98	65.3%
Acquisition costs	102	171	69	40.4%
Depreciation and amortization	3,253	2,897	(356)	(12.3)%
State income tax expense (benefit)	(14)	14	28	200.0%
Interest expense	2,629	2,335	(294)	(12.6)%
	$9,111	$8,183	$(928)	(11.3)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior period amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt expense (recoveries). We recognized recovery of $114,000 during the three months ended September 30, 2013 due to an improving tenant at one of our properties with no such comparable recovery in the current period.

•

Write off of below market ground lease. We wrote off $279,000 in below market ground lease assets upon acquisition of the underlying land at our Preston Royal Village property during the three months ended September 30, 2013. See also Note 3 of the Notes to Consolidated Financial Statements.

•	General and administrative. General and administrative expenses increased as compared to the same period in 2013 primarily due to our growth from acquisitions and increased redevelopment activities.

•

Exploration of strategic alternatives. In response to an unsolicited proposal made on July 10, 2014 by Regency Centers Corporation to acquire the Company, our Board of Directors determined, after consultation with our financial and legal advisors, to reject the unsolicited proposal and to explore strategic alternatives to enhance stockholder value. During the three months ended September 30, 2014, we incurred $506,000 in fees, primarily for financial and legal advisors to assist the Board in this endeavor.

•

Real estate commissions. Real estate commissions decreased for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to decreased leasing activity as compared to the comparable period during 2013.

•

Acquisition costs. Acquisition costs decreased for the three months ended September 30, 2014, as compared to the same period in 2013. During the third quarter of 2014, we acquired Tuxedo Festival for $27.9 million and incurred acquisition costs of $102,000. During 2013, we acquired Woodlake Square for $41.6 million incurring acquisition costs of $171,000. See also Note 3 of the Notes to Consolidated Financial Statements.

•

Depreciation and amortization. Depreciation and amortization expense increased for the three months ended September 30, 2014 as compared to the same period in 2013. This increase is driven by the acquisitions of Tuxedo Festival and Lantern Lane in 2014 and Woodlake Square in 2013. We recorded a full quarter of depreciation and amortization expense during 2014 for Woodlake Square compared to a half-month of depreciation during 2013, and we recorded no expense for Tuxedo Festival and Lantern Lane during 2013 as these were acquired during 2014.

•

Interest expense. Interest expense increased for the three months ended September 30, 2014 as compared to the same period in 2013, due to increased borrowings for the acquisitions of Tuxedo Festival and Lantern Lane during 2014 and increased borrowings related to acquisition of Woodlake Square during 2013.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

          Below are the results of operations for the nine months ended September 30, 2014 and 2013 (in thousands, except for per share amounts, percentages and number of properties). In the comparative tables presented below, increases in revenues/income or decreases in expenses (favorable variances) are shown without parentheses while decreases in revenues/income or increases in expenses (unfavorable variances) are shown with parentheses. For purposes of comparing our results of operations for the periods presented below, all of our properties in the “same store” reporting group were wholly owned from January 1, 2013 through September 30, 2014.

	Nine months ended September 30,
	2014	2013	Change $	Change %
Same store properties (28 properties)
Rental income (1)	$17,080	$16,641	$439	2.6%
Recovery income (1)	5,929	5,347	582	10.9%
Percentage rent (1)	152	155	(3)	(1.9)%
Less:
Property expenses	6,455	6,002	(453)	(7.5)%
Same store NOI, excluding redevelopment properties	16,706	16,141	565	3.5%
Same store occupancy, excluding redevelopment properties, at end of period(2)	97.9%	98.1%	n/a	*
Redevelopment properties (2 properties)
Rental income (1)	6,517	6,542	(25)	(0.4)%
Less:
Property expenses	2,551	2,285	(266)	(11.6)%
Redevelopment properties NOI	3,966	4,257	(291)	(6.8)%
Same Store NOI, including redevelopment properties(2)	20,672	20,398	274	1.3%
Redevelopment properties occupancy at end of period	86.4%	86.3%	n/a	*
Non-same store properties (5 properties)
Rental income (1)	5,860	2,122	3,738	176.2%
Less:
Property expenses	2,107	736	(1,371)	(186.3)%
Non-same store net operating income (2)	3,753	1,386	2,367	170.8%
Total net operating income (2)	24,425	21,784	2,641	12.1%
Other revenues	4,225	11,689	(7,464)	(63.9)%
Less other expenses	25,466	23,699	(1,767)	(7.5)%
Income from continuing operations	3,184	9,774	(6,590)	(67.4)%
Income from discontinued operations	—	868	(868)	(100.0)%
Net income	$3,184	$10,642	$(7,458)	(70.1)%

Other data:
FFO(3)	$13,387	$12,960	$427	3.3%
Core FFO(3)	$14,219	$12,901	$1,318	10.2%
Number of properties at end of period	34	32	n/a	*
Percent occupied at end of period(4)	94.5%	94.2%	n/a	*
Distributions per share	$0.60	$0.60	$—	—

(1)

Rental income from operating leases on the consolidated statements of operations is comprised of rental income, recovery income and percentage rent from same store properties, rental income from operating leases from redevelopment and non-same store properties and amortization of straight-line rents and above/below market rents. For the nine months ended September 30, 2014 and 2013, rental income from operating leases was $36,311 and $31,451, respectively.

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

(4)	Percent occupied is calculated as (i) GLA under commenced leases as of September 30, 2014, divided by (ii) total GLA, expressed as a percentage.

*	Percentage change not shown as prior period amount is immaterial, or the percentage change is not meaningful.

Same Store Properties – Property Revenues and Property Expenses

•

Rental income. Rental income increased on a same store basis for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase was due to $442,000 in increases from average rental rates partially offset by decreases in average occupancy of $3,000.

•

Recovery income. Recovery income increased on a same store basis for the nine months ended September 30, 2014, as compared to the same period in 2013. This increase was due to increased property expenses, primarily for increased property tax assessments and increased repairs and maintenance that are recovered from tenants as well as for changes in our estimates of 2013 common area maintenance billings that were finalized in 2014.

•

Property expenses. Property expenses increased on a same store basis for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase was primarily attributable to increased property tax assessments of approximately $313,000 during 2014 and increased repairs and maintenance at various properties across our platform as well as an increase in bad debts of $78,000 due to bad debt recoveries that reduced expense in 2013.

Redevelopment Properties – Property Revenues and Property Expenses

          Operating income from our two redevelopment properties decreased primarily due to increased operating expenses, primarily property taxes, with less recovery (on a percentage basis) due to vacancies while the property is under redevelopment.

Non-same Store Properties – Property Revenues and Property Expenses

          Our rental income, tenant recovery income and property expenses increased for our non-same store properties due to the acquisitions of Tuxedo festival and Lantern Lane during 2014 and Woodlake Square and Fountain Oaks during 2013. This increase was partially offset by a reduction of $766,000 in net operating income due to the de-consolidation of our MacArthur Park property on March 26, 2013 as a result of its sale to our MacArthur Park Joint Venture. The results of operations for Tuxedo Festival, Lantern Lane, Woodlake Square and Fountain Oaks have been recorded in our consolidated statements of operations from the date of acquisition forward. Our share of revenue and expenses from our MacArthur Park property are reported under the equity method and included in income (loss) from Advised Funds since its contribution to the MacArthur Park Joint Venture.

Other Revenues and income

          Overall, other revenues and income decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Nine months ended September 30
	2014	2013	Change $	Change %
Amortization of straight-line rents and above/below market rents(1)	$689	$645	$44	6.8%
Advisory services income - related party:
Real estate fee income	1,992	2,127	(135)	(6.3)%
Asset management fee income	575	466	109	23.4%
Construction management fee income	75	191	(116)	(60.7)%
Total advisory services income - related party	2,642	2,784	(142)	(5.1)%
Gain on sale of real estate acquired for investment	—	7,696	(7,696)	(100.0)%
Lease termination income	84	—	84	*
Income (loss) from Advised Funds	455	(67)	522	*
Interest and other income	223	451	(228)	(50.6)%
Interest and other income - related party	32	180	(148)	(82.2)%
Real estate fee income	100	—	100	*
Total other revenues	$4,225	$11,689	$(7,464)	(63.9)%

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

*	Percentage change not shown as prior period amount is immaterial, or the percentage change is not meaningful.

•

Real estate fee income – related party. Real estate fee income – related party decreased for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease is due to the acquisitions of Lantern Lane and Woodlake Square from the Advised Funds. As we now wholly own these properties, we no longer earn property management fees from them. During 2013, we earned $16,000 and $82,000 more in property management fees from Lantern Lane and Woodlake Square, respectively.

•

Asset management fee income - related party. Asset management fees increased for the nine months ended September 30, 2014, as compared to the same period in 2013 due to increases in estimates of market real estate values of the Advised Funds.

•

Construction management fee income - related party. Construction management fees decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to fewer construction and tenant build-out projects managed on behalf of our Advised Funds.

•

Gain on sale of real estate. Gain on sale of interest in real estate assets decreased for the nine months ended September 30, 2014, as compared to same period in 2013, due to the sale of the MacArthur Park property to the MacArthur Park Joint Venture for a 30% interest in the joint venture during the first quarter of 2013, resulting in a recorded gain of $7.7 million. We made no such comparable sale during the nine months ended September 30, 2014.

•

Lease Termination income.Termination income increased for the nine months ended September 30, 2014, as compared to the same period in 2013. During the nine months ended September 30, 2014, we recorded $75,000 due to a lease termination agreement with a tenant at our Uptown Dallas property and $9,000 due to a lease termination agreement with a tenant at our Cinco Ranch property.

•

Income (loss) from Advised Funds. Income from Advised Funds increased for the nine months ended September 30, 2014 from a loss of $67,000 during the nine months ended September 30, 2013 to income of $455,000 during the nine months ended September 30, 2014. The increase was primarily due to income for a full nine months from our MacArthur Park joint venture during 2014. See also Note 5 of the Notes to Consolidated Financial Statements for our non-consolidated investments recorded under the equity method. Additionally, we (i) recorded gains on the sales of Lantern Lane of $145,000 and Cambridge & Holcombe of $50,000 during the nine months ended September 30, 2014, representing our proportionate share of gain on sales of these assets, (ii) recorded $58,000 in losses recorded during the nine months ended September 30, 2013, representing our proportionate share of the loss on the sale of a single tenant asset by our AmREIT Westheimer Gessner L.P. joint venture partner and (iii) recorded income of $50,000 for the final settlement of an Advised Fund that was liquidated in a prior period.

•

Interest income. Interest income decreased for the nine months ended September 30, 2014, as compared to the same period in 2013. The decreased interest is due to the payoff in January 2014 of a third-party note receivable due from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property.

•

Interest income – related party. Interest income decreased for the nine months ended September 30, 2014, as compared to the same period in 2013. The decreased interest is due to repayments of notes receivable – related party received from the Advised Funds.

•

Real estate fee income. Real estate fee income increased for the nine months ended September 30, 2014, as compared to same period in 2013. This increase is due to additional fee income generated by an agreement executed during the first quarter of 2014 with the third-party buyer of the underlying land adjacent to our Uptown Plaza – Dallas property.

Other Expenses

          Overall, other expenses increased for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to the following (in thousands, except for percentages):

	Nine months ended September 30,
	2014	2013	Change $	Change %
Straight-line bad debt expense (recoveries)(1)	$28	$(164)	$(192)	*
Write off of below market ground lease	—	279	279	*
General and administrative	6,362	6,191	(171)	(2.8)%
Exploration of strategic alternatives	506	—	(506)	*
Legal and professional	1,004	796	(208)	(26.1)%
Real estate commissions	181	254	73	28.7%
Acquisition costs	326	297	(29)	(9.8)%
Depreciation and amortization	9,469	8,922	(547)	(6.1)%
State income tax expense	10	29	19	65.5%
Interest expense	7,580	7,095	(485)	(6.8)%
	$25,466	$23,699	$(1,767)	(7.5)%

(1)	Included in property expense on our consolidated statements of operations.

*	Percentage change not shown as prior year amount is immaterial, or the percentage change is not meaningful.

•

Straight-line bad debt expense (recoveries). Straight-line bad debt expense increased for the nine months ended September 30, 2014, as compared to the same period in 2014, due to recoveries recognized during the 2013 period. During 2013, certain of our tenants experienced improving financial health as the economy steadily improved and our estimates for bad debt reserves were revised accordingly. Specifically, we recorded recoveries of $114,000 related to a specific tenant at one of our properties during the third quarter of 2013.

•

Exploration of strategic alternatives. In response to an unsolicited proposal made on July 10, 2014 by Regency Centers Corporation to acquire the Company, our Board of Directors determined, after consultation with our financial and legal advisors, to reject the unsolicited proposal and to explore strategic alternatives to enhance stockholder value. During the nine months ended September 30, 2014, we incurred $506,000 in fees, primarily for financial and legal advisors to assist the Board in this endeavor.

•

Legal and professional. Legal and professional costs increased for the nine months ended September 30, 2014, as compared to the same period in 2013. This increase was primarily attributable to increased audit and tax expenses as well as general increases in legal fees related to corporate and organizational matters.

•

Depreciation and amortization. Depreciation and amortization expense increased for the nine months ended September 30, 2014 as compared to the same period in 2013. This increase is driven by the acquisitions of Tuxedo Festival, Lantern Lane, Fountain Oaks and Woodlake Square. We recorded a full nine months of depreciation and amortization expense during 2014 for Woodlake Square and Fountain Oaks compared to only a partial period during 2013 and we recorded no expense for Tuxedo Festival and Lantern Lane during 2013 as these were acquired during 2014.

•

Interest expense. Interest expense increased for the nine months ended September 30, 2014 as compared to the same period in 2013. This is due to increased borrowings for the acquisitions of Tuxedo Festival and Lantern Lane during 2014 and increased borrowings related to acquisition of Woodlake Square during 2013.

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

          Most industry analysts and equity REITs, including us, consider FFO to be an appropriate, supplemental non-GAAP financial measure of operating performance because, by excluding gains or losses on dispositions, impairment charges and depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.

          Additionally, we consider Core FFO, which adjusts FFO for items that do not reflect ongoing operations, such as acquisition expenses, non-recurring asset write-offs and recoveries, expenses recognized for the exploration of strategic alternatives, expensed issuance costs and gains on the sale of real estate held for resale, to be a meaningful performance measurement. The computation of FFO in accordance with NAREIT’s definition includes certain items such as acquisition costs, issuance costs, non-recurring asset write-offs and recoveries and gains on sale of real estate held for resale that management believes are not indicative of our ongoing results and therefore affect the comparability of our period-over-period performance with the performances of similar REITs. Accordingly, management believes that it is helpful to investors to adjust FFO for such items. There can be no assurance that FFO or Core FFO presented by us is comparable to similarly titled measures of other REITs. FFO and Core FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

          The table below details our FFO and Core FFO reconciliation to net income as computed in accordance with GAAP for the periods presented (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$882	$1,265	$3,184	$10,642
Add:
Depreciation of real estate assets - from operations	3,244	2,872	9,442	8,882
Depreciation of real estate assets - discontinued operations	—	14	—	14
Depreciation of real estate assets for nonconsolidated affiliates	344	673	956	1,118
Less:
Gain on sale of real estate assets acquired for investment	—	—	—	(7,696)
Gain on sale of asset by investment in JV	(50)	—	(195)	—
FFO	4,420	4,824	13,387	12,960
Acquisition costs	102	171	326	297
Write-off of below market ground lease	—	279	—	279
Acquisition costs of nonconsolidated affiliates	—	—	—	164
Exploration of strategic alternatives	506	—	506	—
Gain on sale of asset acquired for resale	—	(799)	—	(799)
Core FFO	$5,028	$4,475	$14,219	$12,901

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

          The following table sets forth a reconciliation of NOI to net income as computed in accordance with GAAP, for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income	$882	$1,265	$3,184	$10,642
Adjustments to add/(deduct):
Amortization of straight-line rents and above/below-market rents(1)	(198)	(183)	(689)	(645)
Advisory services income - related party	(1,027)	(1,069)	(2,642)	(2,784)
Real estate fee income	—	—	(100)	—
Gain on sale of real estate acquired for investment	—	—	—	(7,696)
Lease termination income	—	—	(84)	—
Interest and other income	(53)	(184)	(223)	(451)
Interest and other income - related party	(10)	(71)	(32)	(180)
Straight-line rent bad debt recoveries(2)	25	(114)	28	(164)
Write off of below market ground lease(2)	—	279	—	279
General and administrative	2,249	2,161	6,362	6,191
Exploration of strategic alternatives	506	—	506	—
Legal and professional	309	290	1,004	796
Real estate commissions	52	150	181	254
Acquisition costs	102	171	326	297
Depreciation and amortization	3,253	2,897	9,469	8,922
Loss (income) from Advised Funds	(87)	111	(455)	67
State income tax expense (benefit)	(14)	14	10	29
Interest expense	2,629	2,335	7,580	7,095
Income from discontinued operations	—	(812)	—	(868)
Net operating income	$8,618	$7,240	$24,425	$21,784

(1)	Included in rental income from operating leases as presented on our consolidated statements of operations.

(2)	Included in property expense on our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity are cash on hand as well as availability under our $75 Million Facility. As of September 30, 2014, we had $1.6 million of available cash on hand and $30.3 million available for future borrowings under the $75 Million Facility for general corporate purposes, including debt refinancing, property acquisitions, construction, renovations, expansions, tenant improvement costs and equity investments in the future. We are in discussions with our lender to modify our $75 Million Facility to, among other things, extend the term by four years, increase the accordion feature to $200 million, and lower the interest spreads.

          The only significant debt that we have coming due in the next 12 months is the Uptown Park $49.0 million mortgage loan that matures in June 2015. As part of our modification discussions with our lender on our $75 Million Facility, we expect to pay off the $49 million mortgage loan in March 2015 (when the loan is open for prepayment) using our $75 Million Facility. However, we can provide no assurances that we will be successful in modifying our $75 Million Facility or that we will have sufficient availability under our $75 Million Facility to repay the Uptown Park mortgage loan in March 2015 or at its maturity.

          The $75 Million Facility has an accordion feature that allows us to increase the availability by $75.0 million to $150.0 million provided we are not in default as defined in the credit agreement. The $75 Million Facility bears interest at LIBOR plus a margin of 205 basis points to 275 basis points, depending on our leverage ratio, and matures in August 2015. The interest rate as of September 30, 2014 was 2.41%. The amount available for us to borrow under the $75 Million Facility at any given time is subject to the lesser of the unencumbered asset property value at such time, the maximum commitment amount at such time or an amount that results in a debt service coverage ratio for the four preceding calendar quarters of 1.5 to 1.0.

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

          We intend to maintain a financially disciplined and conservative capital structure. As of September 30, 2014, the majority of our debt outstanding was fixed, long-term mortgage financing, and our ratio of total debt to gross book value of assets was approximately 44%. We continue to seek additional opportunities to selectively invest capital in high-quality, multi-tenant shopping centers with higher overall return prospects while maintaining our conservative capital structure. We may consider all or a combination of future joint ventures, sales of selected properties that no longer meet our investment criteria, refinancing of current debt and unencumbered properties or future public offerings of our common stock, or other equity securities, in order to provide us with significant financial flexibility and to fund future growth.

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

Comparison of Cash Flows for the nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
Operating activities	$10,032	$13,202
Investing activities	$(54,016)	$(27,574)
Financing activities	$31,309	$14,802

          Operating Activities. Cash flows provided by operating activities decreased by $3.2 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease is primarily related to:

•	increased payments of $2.4 million to acquire other operating assets (primarily prepaid insurance and escrow deposits); and
•	a decrease in net income exclusive of depreciation, deferred compensation, gain on sales of assets and income from nonconsolidated subsidiaries of $1.2 million.

          This decrease were partially offset by improved collections, net of bad debt recoveries of $399,000.

          Investing Activities. Cash flows used in investing activities increased by $26.4 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase in cash flows used in investing activities is primarily related to proceeds received during the prior period of $32.9 million from the sale of our MacArthur Park property and distributions and payments from Advised Funds of $9.0 million as compared to $1.1 million from Advised Funds during 2014. These increases in cash used for investing activities were partially offset by:

•	collections on notes receivable of $4.3 million during 2014 as compared to advances made to third parties of $1.5 million during 2013;
•	a decrease in cash paid for acquisitions of $6.7 million as compared to 2013; and
•	a decrease in investments in and advances to Advised Funds of $1.8 million

          Financing Activities. Cash flows provided by financing activities increased $16.5 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The primary driver of the increase is our net paydown of debt during 2013 of $34.6 million, using proceeds from our 2013 Follow-on Offering which generated $59.8 million, net of issuance costs. During 2014, we had net borrowings of $43.1 million in order to finance the acquisitions of Lantern Lane and Tuxedo Festival.

Off-Balance Sheet Arrangements

          As of September 30, 2014, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We own interests in several unconsolidated Advised Funds that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. See Note 5 to the Notes to Consolidated Financial Statements. We have made loans to some of these affiliates as discussed in Note 10 to the Notes to Consolidated Financial Statements and may make additional loans to them in the future.

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

          As of September 30, 2014, the carrying value of our total debt obligations was $242.9 million, $44.7 million of which is outstanding on the $75 Million Facility and $198.2 million of which represented fixed-rate obligations with an estimated fair value of $204.3 million. An increase in interest rates of 100 basis points would result in additional interest expense of $447,000 annually related to the amount due under the $75 Million Facility and the fair value of our fixed-rate debt obligations would decrease by $5.8 million to $198.5 million.

          The discussion above considers only those exposures that exist as of September 30, 2014. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any variable rate debt instruments and their related hedging strategies in place at that time and actual interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our CEO and CFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2014. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with disclosure obligations of the SEC.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

          In addition to the risk factors previously disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company is subject to the following additional risks:

          If we are unable to consummate the proposed merger with EDENS, it could materially and adversely affect our business, financial condition, operating results and stock price.

          The completion of the proposed merger transaction involving the Company and EDENS (the “Merger”) is subject to the satisfaction of numerous closing conditions, including the approval of the Merger by our common stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Agreement and Plan of Merger (the “Merger Agreement”). As a result, no assurances can be given that the Merger will be consummated. If our common stockholders choose not to approve the Merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the Merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the Merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the Merger, including, among others, legal, accounting, financial advisory and financial printing expenses;
•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the Merger;
•	our decision to enter into the Merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;
•	an announcement that we have abandoned the Merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the Merger;
•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee of $16.5 million if the Merger Agreement is terminated under certain circumstances; and
•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

          The occurrence of any of the foregoing could materially and adversely affect our business, financial condition, operating results and stock price.

          Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.

          Pending completion of the Merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We also have agreed, subject to certain exceptions, to various restrictive covenants, including with respect to acquisitions and other investments, dispositions, indebtedness, leasing and capital expenditures. These restrictions could alter the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and could have a material adverse effect on our business, financial condition, cash flows and operating results.

          Pending consummation of the Merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the Merger is not consummated.

          Because the Merger is subject to several closing conditions, including the approval of the Merger by our common stockholders, uncertainty exists regarding the completion of the Merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with our company, which could negatively affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. MINE SAFETY DISCLOSURES.

          Not applicable.

ITEM 5. OTHER INFORMATION.

          The Compensation Committee has approved the acceleration of vesting of certain restricted stock grants prior to December 31, 2014 up to a maximum value for each of Kerr Taylor, Chad Braun, Tenel Tayar, Charles Scoville and Brett Treadwell (the “Executives”). In addition, effective October 31, 2014, the Company entered into amendments to the Executives’ employment agreements and restricted stock award agreements.  These amendments resulted in the following changes:

•	Under each Executive’s employment agreement,
o	the extension of the term of each Executive’s employment agreement to March 29, 2017;
o	the clarification that the Board of Directors can only deem a Change of Control not to have occurred if the determination is made before the occurrence of the transactions or events that would otherwise constitute a Change of Control;
o	the deletion of the paragraph that provides that no Change of Control severance is payable under the employment agreements if the executive is terminated and immediately re-hired by the Company or any successor in connection with a transaction; and
•	Under each Executive’s restricted stock agreement,
o	the clarification that applicable terms of the Company’s equity incentive plan and employment agreements providing for acceleration of vesting upon a Change of Control are not superseded by the restricted stock award agreements but are incorporated into such restricted stock award agreements by reference.

ITEM 6. EXHIBITS.

          The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT, Inc.
(registrant)

Date: November 5, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 5, 2014	By:	/s/ Chad C. Braun
Chad C. Braun, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit No.

2.1

Agreement and Plan of Merger, dated as of October 31, 2014, by and among Edens Investment Trust, Edens Limited Partnership, Saturn Subsidiary, LLC and AmREIT, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2014). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Agreement and Plan of Merger have been omitted and AmREIT agrees to furnish supplementally a copy of any such omitted schedules to the SEC upon request.)

3.1	Articles of Amendment and Restatement, as amended (included as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2010).

10.1†	First Amendment to Executive Employment Agreement with H. Kerr Taylor, dated as of October 31, 2014.

10.2†	First Amendment to Executive Employment Agreement with Chad C. Braun dated as of October 31, 2014.

10.3†	First Amendment to Executive Employment Agreement with Tenel H. Tayar, dated as of October 31, 2014.

10.4†	First Amendment to Employment Agreement with Charles A. Scoville dated as of October 31, 2014.

10.5†	First Amendment to Employment Agreement with Brett Treadwell dated as of October 31, 2014.

31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.*

31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.*

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***
__________________

†	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2014 (unaudited), and December 31, 2013, (ii) the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the unaudited Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014, (iv) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements (unaudited).